Form 10-Q
period 1996-06-30
COTY INC /DE/
filed 1996-08-14
CIK 939919

SECURITIES AND EXCHANGE COMMISSION
                            Washington , D.C. 20549

                                   FORM 10-Q

(Mark One)
    X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1996

                                      OR
   __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _____________.

Commission file number 1-13714

                                 COTY US INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                06-1342491
     (State of Incorporation)             (IRS Employer Identification No.)

     237 Park Avenue, New York, New York                         10017
     (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: 212-850-2300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.

Yes X             No __

As of August 9, 1996, there were 100 shares of the Company's common stock outstanding, all of which were held by Coty Inc. (formerly Benckiser Cosmetics Holdings, Inc.), a subsidiary of Joh. A. Benckiser GmbH.

                              Page 1 of 14 Pages

                                 COTY US INC.
                                   FORM 10-Q

                                     INDEX



Part I.  Financial Information                                          Page

    Item 1.  Financial Statements

    Consolidated Balance Sheets as of June 30, 1996 and
      December 31, 1995                                                   3

    Consolidated Statements of Operations for the three month and
      six month periods ended June 30, 1996 and 1995                      4

    Consolidated Statements of Cash Flows for the six months ended
      June 30, 1996 and 1995                                              5

    Notes to Unaudited Consolidated Financial Statements                  6

    Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 9

Part II. Other Information

         Item 1.  Legal Proceedings                                       13

         Item 6.  Exhibits and Reports on Form 8-K                        13

         Signature                                                        14

                         PART I. FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

                         COTY US INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in Thousands, Except per Share Data)

                                                         June 30,   December 31,
                                                           1996         1995
                                                           ----         ----
Assets                                                  (Unaudited)
Current assets
     Cash and cash equivalents                            $    758     $    445
     Trade accounts receivable, less allowance
       for doubtful accounts of $7,440 and
       $6,236, respectively                                 25,754       76,400
     Inventories                                           100,774       49,370
     Due from affiliates, net                                3,876        1,318
     Deferred income taxes                                  29,463       29,170
     Prepaid expenses and other current assets              10,157        9,544
                                                          --------     --------
       Total current assets                                170,782      166,247

Property, plant and equipment, net                          25,651       26,060
Goodwill and other intangibles, net                        345,414      355,140
                                                          --------     --------
       Total assets                                       $541,847     $547,447
                                                          ========     ========

Liabilities and Stockholder's Equity
Current liabilities
     Current portion of long-term bank debt               $  3,652     $  7,500
     Accounts payable                                       49,617       46,049
     Income and other taxes payable                          3,566       16,870
     Accrued liabilities                                    65,902      131,811
                                                          --------     --------
       Total current liabilities                           122,737      202,230

Long-term bank debt                                         83,237        5,575
Senior subordinated notes                                  131,326      131,118
Deferred income taxes                                       27,773       26,265
Other long-term liabilities                                 25,214       23,141
                                                          --------     --------
        Total liabilities                                  390,287      388,329
                                                          --------     --------

Preferred stocks of subsidiary held by
  affiliate                                                 87,792       85,115

Stockholder's Equity

     Common stock, $1 par, 100 shares authorized,
       issued and outstanding        --     --
     Additional paid-in capital                             36,809       36,809
     Retained earnings                                      26,959       37,194
                                                          --------     --------
        Total stockholder's equity                          63,768       74,003
                                                          --------     --------
         Total liabilities and stockholder's equity       $541,847     $547,447
                                                          ========     ========

           See notes to Unaudited Consolidated Financial Statements.

                         COTY US INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in Thousands)
                                  (Unaudited)


                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                        1996        1995      1996       1995
                                        ----        ----      ----       ----

Net sales                             $66,000     $64,513   $130,586   $124,667

Cost of sales                          20,870      21,024     42,545     40,984
                                      -------     -------    --------   -------
  Gross profit                         45,130      43,489     88,041     83,683
Selling, general and administrative    44,198      43,056     86,911     81,781
Amortization of intangibles             4,864       4,865      9,727      9,728
Quintessence integration costs          1,500          --      1,500         --
                                      -------     -------    --------   -------
  Operating loss                       (5,432)     (4,432)   (10,097)    (7,826)

Interest expense                        5,317       6,158     10,088     11,780

Other income, net                        (571)        (82)      (987)      (217)

Minority interest in preferred stocks   1,338       1,338       2,677     2,677
                                      -------     -------    --------   -------
  Loss before income tax benefit      (11,516)    (11,846)    (21,875)  (22,066)

Income tax benefit                     (6,129)     (7,121)    (11,640)  (13,263)
                                      -------     -------    --------   -------

        Net loss                      ($5,387)    ($4,725)   ($10,235)  $(8,803)
                                      =======     =======    ========   =======

           See notes to Unaudited Consolidated Financial Statements.

                         COTY US INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                     Six Months Ended June 30,
                                                       1996            1995
                                                       ----            ----
Cash flows from operating activities
Net loss                                            $(10,235)       $ (8,803)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                      12,140          11,739
   Minority interest in preferred stocks               2,677           2,677
   Provision for post-retirement benefits              1,244             936
   Deferred income taxes                               1,215           1,063
   Changes in operating assets and liabilities:
     Decrease in trade accounts receivable            50,646          49,573
     Increase in inventories                         (51,404)        (44,981)
     Increase in prepaid expenses and other             (613)         (4,162)
     Increase in accounts payable                      3,568           6,298
     Decrease in accrued liabilities and other       (78,384)        (62,431)
                                                     -------         -------
Net cash used in operating activities                (69,146)        (48,091)
                                                     -------         -------

Cash flows from investing activities
  Purchase of property, plant and equipment           (1,486)           (340)
                                                     -------         -------
Net cash used in investing activities                 (1,486)           (340)
                                                     -------         -------

Cash flows from financing activities
  Net repayment of short-term debt                        --            (719)
  Net proceeds from long-term bank debt               73,503          48,459
  Net proceeds from senior subordinated notes             --         130,788
  Net repayment of debt to affiliates                     --        (130,000)
  Net (increase) decrease in due from affiliates      (2,558)          1,324
                                                     -------         -------

Net cash provided by financing activities             70,945          49,852
                                                     -------         -------

Net increase in cash and cash equivalents                313           1,421

Cash and cash equivalents, beginning of period           445             380
                                                     -------         -------

Cash and cash equivalents, end of  period           $    758         $ 1,801

                                                     =======         =======

Cash paid for:
Interest                                             $ 8,482         $ 7,908
                                                     =======         =======

Income taxes                                         $   489         $ 3,900
                                                     =======         =======

           See notes to Unaudited Consolidated Financial Statements.

                         COTY US INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in Thousands)

(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements include the accounts of Coty US Inc. (formerly Coty Inc.) and its subsidiaries (the "Company") after elimination of all material intercompany balances and transactions. Coty US Inc. is an indirect wholly owned subsidiary of Joh. A. Benckiser GmbH, a German company ("Benckiser"). These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's annual report on Form 10-K. The interim statements are unaudited but include all adjustments, which consist of only normal and recurring accruals, that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not indicative of results for a full year due to the seasonal nature of the Company's business. Certain amounts in the prior year financial statements have been reclassified to conform with the 1996 presentation.

(2)      Accounting Policies

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This Statement had no impact on the Company's result of operations or financial position upon adoption in January 1996.

(3)      Inventories

         Inventories consisted of the following:

                                   June 30,           December 31,
                                     1996                1995
                                     ----                ----
           Raw materials          $ 31,316            $ 18,248
           Work-in-process          27,521              11,810
           Finished goods           41,937              19,312
                                  --------            --------
                                  $100,774            $ 49,370
                                  ========            ========


(4)      Lancaster US Inc.

         Effective February 1, 1996, pursuant to the Master Intercompany Agreement, the Company began providing various management and administrative services to Lancaster US Inc. (formerly Lancaster Group
         (USA) Inc.), an indirect wholly owned subsidiary of Benckiser

         ("Lancaster US"). In addition, the Company will provide certain manufacturing services for Lancaster US promotional products such as gifts sets. The Company will charge Lancaster US a fee of not less than 108% (subject to adjustment

                         COTY US INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in Thousands)


         for certain tax events) of the actual costs incurred (which costs shall include a reasonable allocation of overhead and general administrative expenses) by the Company in providing such services. The Company provided such services for an initial term that ended June 30, 1996. The term was extended to June 30, 1997 and will renew automatically for successive one year terms unless terminated by either the Company or Lancaster US with six months notice. For the three month and six month periods ended June 30, 1996, other income, net includes fees from Lancaster US of $545 and $909, respectively.

(5)      Quintessence Integration Costs

         Quintessence Inc., an indirect wholly owned subsidiary of Coty US Inc. ("Quintessence"), currently leases office space in Chicago, Illinois, a portion of which has been sublet. The remaining space, which was vacated by the Company in connection with the relocation of Quintessence's headquarters to New York, is vacant. The Company decided in 1994 to sublet the facility and at that time recorded an accrual equal to the present value of the minimum lease payments, less anticipated future sub-rental income. In the second quarter of 1996, the Company recorded an additional provision of $1,500 for the idle lease space based upon management's latest estimate of future sub-rental income. The accrual for idle lease space requires management to make certain estimates and assumptions regarding, among other things, its ability to locate a tenant and the strength of the local real estate market. Actual results may differ from these estimates.

                         COTY US INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in Thousands)


(6)      Parent Only Financial Information

         Coty US Inc.'s subsidiaries, QHIG and Quintessence, are guarantors of the Company's Senior Subordinated Notes due 2005 (the "Notes").

         Substantially all operations, assets and liabilities of the Company are those of Coty US Inc. Summarized unconsolidated financial information of Coty US Inc., exclusive of intercompany balances between Coty US Inc. and its subsidiaries, is as follows:

                               June 30,        December 31,
                                 1996              1995
                                 ----              ----
Balance Sheet:
Current assets                $166,423           $163,221
Non-current assets             322,948            331,345
Current liabilities            119,547            215,765
Non-current liabilities        263,892            173,693


                                    Three Months Ended    Six Months Ended
                                         June 30,             June 30,
                                     1996       1995      1996        1995
                                     ----       ----      ----        ----
Statement of Operations:
Net sales                         $ 66,000   $ 64,513   $130,586    $124,667
Gross profit                        45,130     43,489     88,041      83,683
Operating loss                      (3,808)    (3,562)    (7,604)     (6,087)
Loss before income tax benefit      (8,525)    (9,115)   (16,705)    (17,109)
Net loss                            (5,013)    (5,223)    (9,823)     (9,923)

ITEM 2:             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Dollars in Thousands)


Results of Operations

         Six months and quarter ended June 30, 1996 versus six months and quarter ended June 30, 1995.

         Net sales increased by $5,919, or 4.7%, to $130,586 for the six months ended June 30, 1996 from $124,667 for the six months ended June 30, 1995 and increased by $1,487, or 2.3%, to $66,000 for the quarter ended June 30, 1996 from $64,513 for the quarter ended June 30, 1995. The increase is primarily due to recently launched fragrance brands. Ghost myst and ici, which were launched in the third quarter of 1995, had total net sales of $10,485 for the six months ended June 30, 1996 and $2,957 for the quarter ended June 30, 1996. In addition, Exclamation Blush and Raw Vanilla, launched in the second quarter of 1996, had total net sales of $2,029 for the period. Partially offsetting the increase was a decline in net sales for certain continuing brands for the six month and three month periods ended June 30, 1996 as compared to the similar 1995 periods. The Company believes that certain of its continuing brands will experience net sales decreases as such brands progress through their life cycles. However, the Company's portfolio of brands has increased its total net sales volume over the past five years through new brand introductions and extensions of existing brands.

         Gross profit was 67.4% and 67.1%, respectively, of net sales for the six months ended June 30, 1996 and 1995 and 68.4% and 67.4%, respectively, of net sales for the quarters ended June 30, 1996 and 1995. The improved gross profit percentage for the six months and quarter ended June 30, 1996 as compared to the similar 1995 periods is due mainly to improved profit margins for certain brands attained through continued efforts to reduce product costs. Gross profit percentage for the quarter ended June 30, 1996 was also favorably impacted by the decrease in sales to the Company's intercompany affiliates as these sales are at a markup lower than sales to the Company's third party retailers as the affiliates incur their own promotional expenses.

         Selling, general and administrative expenses increased by $5,130 or 6.3%, to $86,911, or 66.6% of net sales, for the six months ended June 30, 1996 from $81,781, or 65.6% of net sales, for the six months ended June 30, 1995 and by $1,142, or 2.7%, to $44,198, or 67.0% of net
         sales, for the quarter ended June 30, 1996 from $43,056, or 66.7% of net sales, for the quarter ended June 30, 1995. The increase as a percentage of net sales for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 resulted from higher advertising and promotional spending, as well as higher general and administrative expenses as a percentage of net sales. The slight increase as a percentage of net sales for the quarter ended June 30, 1996 as compared to the similar 1995 period resulted from higher general and administrative expenses as a percentage of net sales. The increase in general and administrative expenses for the six months and quarter ended June 30, 1996 as a percentage of net sales is mainly the result of the timing of expenses. The Company spent approximately $51,831, or 39.7% of net sales, for six months ended

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Dollars in Thousands)

         June 30, 1996 and $26,780, or 40.6% of net sales, for the quarter ended June 30, 1996 for advertising and promotional purposes compared to $48,935, or 39.3% of net sales, for the six months ended June 30, 1995 and of $27,483, or 42.6% of net sales, for the quarter ended June 30, 1995.

         Quintessence currently leases office space in Chicago, Illinois, a portion of which has been sublet. The remaining space, which was vacated by the Company in connection with the relocation of Quintessence's headquarters to New York, is vacant. The Company decided in 1994 to sublet the facility and at that time recorded an accrual equal to the present value of the minimum lease payments, less anticipated future sub-rental income. In the second quarter of 1996, the Company recorded an additional provision of $1,500 for the idle lease space based upon management's latest estimate of future sub-rental income. The accrual for idle lease space requires management to make certain estimates and assumptions regarding, among other things, its ability to locate a tenant and the strength of the local real estate market. Actual results may differ from these estimates.

         Interest expense decreased by $1,692, or 14.4%, to $10,088 for the six months ended June 30, 1996 from $11,780 for the six months ended June 30, 1995 and by $841, or 13.7%, to $5,317 for the quarter ended June 30, 1996 from $6,158 for the quarter ended June 30, 1995. The decrease is primarily due to lower average borrowings during the six months and quarter ended June 30, 1996 as compared to the similar 1995 periods, as well as lower average interest rates.

         Other income, net increased by $770 to $987 for the six months ended June 30, 1996 from $217 for the six months ended June 30, 1995 and by $489 to $571 for the quarter ended June 30, 1996 from $82 for the quarter ended June 30, 1995. The increase is primarily due to fees from Lancaster US of $909 and $545, respectively, recorded by the Company in the six month and three month periods ended June 30, 1996 in return for providing various management, administrative and manufacturing services.


         Income tax benefit was $11,640 and $6,129 for the six months and quarter ended June 30, 1996, respectively, representing an effective tax benefit rate of 53.2%, and $13,263 and $7,121 for the six months and quarter ended June 30, 1995, respectively, representing an effective tax benefit rate of 60.1%. The effective tax benefit rates are based upon the Company's estimated annual effective tax rates and differ from the United States statutory federal income tax rate of 35% due to state income taxes, net of federal benefit, non-deductible preferred stock dividends and amortization of certain intangibles. The effective tax rate was lower for the six months and quarter ended June 30, 1996 than the similar 1995 periods primarily due to anticipated proportionately lower permanent differences in relation to pretax income.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Dollars in Thousands)


         Financial Condition, Liquidity and Capital Resources

         The Company's business is seasonal in nature. During the first and second quarters of the year working capital borrowings generally increase as payments are made for the prior Christmas season's advertising and promotional costs, credits are given on returns and inventory purchases are made. These borrowing requirements are partly offset by significant cash collections related to prior year Christmas season sales. Borrowings generally continue to increase during the third quarter, primarily to finance the build up of accounts receivable related to the back-to-school and Christmas selling seasons. During the fourth quarter, significant cash is generated as customer payments on Christmas sales are received.

         The Company's principal future uses of funds are expected to be for operating expenses, working capital requirements, debt service, income taxes and, subject to limitations under the Company's debt instruments, dividend payments to parent. In December 1994, the Company entered into an unsecured credit facility (the "Credit Facility") which provided the Company with (i) a term loan (the "Term Loan") of $70,000 and (ii) a revolving loan facility (the "Revolving Loan Facility") of up to $160,000. Up to $10,000 of the Revolving Loan Facility may be used to issue standby and/or commercial letters of credit. As of June 30, 1996, borrowings under the Term Loan and the Revolving Loan Facility amounted to $14,000 and $75,099, respectively. Unamortized debt issuance costs relating to the Credit Facility amounted to $2,210 at June 30, 1996.

         Subject to certain exceptions, the Credit Facility restricts the Company's ability to pay dividends on the preferred stocks other than in-kind. The Credit Facility also contains certain covenants that place restrictions (subject to certain exceptions) on the Company (and its subsidiaries) with respect to guarantees, sale of certain assets, consolidations and mergers, loans and advances, indebtedness, issuance of stock and change of control.

         The Notes contain certain covenants including provisions that place restrictions (subject to certain exceptions) on the Company with respect to guarantees, loans and advances, indebtedness, sale of certain assets, mergers and consolidations, issuance and sale of subsidiary stock and certain transactions with affiliates, including capital stock dividend payments.

         The Company's primary sources of funds are expected to be cash from operations and borrowings under the Revolving Loan Facility. Management believes that the Company's cash on hand, anticipated funds from operations and borrowings under the Revolving Loan Facility will be sufficient to cover the Company's working capital, debt service and capital expenditure requirements for a period of at least twelve months.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Dollars in Thousands)


         Certain Factors That May Affect Future Results

         From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including the Company's Annual Report on Form 10-K and this Form 10-Q) may contain statements which are not historical facts, so-called "forward-looking statements," which involve risks and uncertainties. In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the sufficiency of capital to meet working capital and capital expenditure requirements may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission which are deemed incorporated by reference herein.

         The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including: competitive pressures on selling prices; the timing and cancellation of customer orders; the loss of a significant customer; excessive returns from certain retailers; changes in product mix; the Company's ability to introduce new products on a timely basis; introduction of products by the Company's competitors;

         market acceptance of the Company's and its competitors' products; the level of orders received which can be shipped in a quarter; the Company's success in its marketing efforts; and the timing of investments in research and development. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition and operating results.

                                            PART 11. OTHER INFORMATION

Item 1   Legal Proceedings -   The Company is involved in various routine legal
                               proceedings arising in the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on the financial condition or results of the Company.


Item 6   Exhibits and Reports on Form 8-K

         (a) Exhibits:  None

         (b)  Reports on Form 8-K:

                  (1) A report on Form 8-K was filed on June 4, 1996 reporting the change in the Company's corporate name from Coty Inc. to Coty US Inc.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                                   COTY US INC.


                                                /s/ Michael J. McNamara
                                                --------------------------
                                                Michael J. McNamara
                                                Vice President, Finance
                                                (Principal Financial and
                                                Accounting Officer)


Dated: August 13, 1996