Form 10-Q
period 1996-09-30
COTY US INC
filed 1996-11-14
CIK 939919

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington , D.C. 20549

                                    FORM 10-Q

(Mark One)

       X   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1996

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

Yes  X      No __

As of November 11, 1996, there were 100 shares of the Company's common stock outstanding, all of which were held by Coty Inc. (formerly Benckiser Cosmetics Holdings, Inc.), a subsidiary of Joh. A. Benckiser GmbH.

                                  COTY US INC.
                                    FORM 10-Q

                                      INDEX

Part I.  Financial Information                                            Page
                                                                          ----
         Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1996 and
          December 31, 1995                                                 3

         Consolidated Statements of Operations for the three month and
          nine month periods ended September 30, 1996 and 1995              4

         Consolidated Statements of Cash Flows for the nine months ended
          September 30, 1996 and 1995                                       5

         Notes to Unaudited Consolidated Financial Statements               6

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      9

Part II. Other Information

         Item 1.  Legal Proceedings                                        13

         Item 6.  Exhibits and Reports on Form 8-K                         13

         Signature                                                         14

                          PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                          COTY US INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, Except per Share Data)

                                                               September 30,  December 31,
                                                                    1996          1995
                                                               -------------  ------------
                                                                (Unaudited)
Assets
Current assets
     Cash and cash equivalents                                    $    473      $    445
     Trade accounts receivable, less allowance for doubtful
        accounts of  $9,170 and $6,236, respectively               143,191        76,400
     Inventories                                                    78,082        49,370
     Due from affiliates, net                                        9,192         1,318
     Deferred income taxes                                          29,608        29,170
     Prepaid expenses and other current assets                       8,715         9,544
                                                                  --------      --------
       Total current assets                                        269,261       166,247

Property, plant and equipment, net                                  25,493        26,060
Goodwill and other intangibles, net                                340,550       355,140
                                                                  --------      --------
       Total assets                                               $635,304      $547,447
                                                                  ========      ========

Liabilities and Stockholder's Equity
Current liabilities
     Current portion of long-term bank debt                       $  3,652      $  7,500
     Accounts payable                                               40,595        46,049
     Income and other taxes payable                                 18,563        16,870
     Accrued liabilities                                           103,259       131,811
                                                                  --------      --------
       Total current liabilities                                   166,069       202,230

Long-term bank debt                                                116,739         5,575
Senior subordinated notes                                          131,430       131,118
Deferred income taxes                                               28,023        26,265
Other long-term liabilities                                         25,567        23,141
                                                                  --------      --------
        Total liabilities                                          467,828       388,329
                                                                  --------      --------

Preferred stocks of subsidiary held by affiliate                    89,131        85,115

Stockholder's Equity
     Common stock, $1 par, 100 shares authorized, issued and
      outstanding                                                       --            --
     Additional paid-in capital                                     36,809        36,809
     Retained earnings                                              41,536        37,194
                                                                  --------      --------
        Total stockholder's equity                                  78,345        74,003
                                                                  --------      --------
         Total liabilities and stockholder's equity               $635,304      $547,447
                                                                  ========      ========

            See notes to Unaudited Consolidated Financial Statements.

                          COTY US INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                          Three Months Ended        Nine Months Ended
                                             September 30,             September 30,
                                           1996         1995         1996         1995
                                           ----         ----         ----         ----
Net sales                               $ 170,005    $ 171,326    $ 300,591    $ 295,993
Cost of sales                              59,882       60,025      102,427      101,009
                                        ---------    ---------    ---------    ---------
        Gross profit                      110,123      111,301      198,164      194,984

Selling, general and administrative        67,237       67,882      154,148      149,663
Amortization of intangibles                 4,863        4,863       14,591       14,591
Quintessence integration costs               --           --          1,500         --
                                        ---------    ---------    ---------    ---------
        Operating income                   38,023       38,556       27,925       30,730

Interest expense                            6,098        6,763       16,186       18,543

Other income, net                            (563)         (39)      (1,551)        (256)

Minority interest in preferred stocks       1,339        1,339        4,016        4,016
                                        ---------    ---------    ---------    ---------
        Income before income taxes         31,149       30,493        9,274        8,427

Provision for income taxes                 16,572       18,326        4,932        5,063
                                        ---------    ---------    ---------    ---------
        Net income                      $  14,577    $  12,167    $   4,342    $   3,364
                                        =========    =========    =========    =========

            See notes to Unaudited Consolidated Financial Statements.

                          COTY US INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                            1996         1995
                                                            ----         ----
Cash flows from operating activities
Net income                                              $   4,342    $   3,364
Adjustments to reconcile net income to net cash
       used in operating activities:
        Depreciation and amortization                      18,226       17,908
        Minority interest in preferred stocks               4,016        4,016
        Provision for post-retirement benefits              1,919        1,447
        Deferred income taxes                               1,320        1,403
        Changes in operating assets and liabilities:
            Increase in trade accounts receivable         (66,791)     (76,191)
            Increase in inventories                       (28,712)     (26,134)
            Decrease (increase) in prepaids and other         829       (4,096)
            (Decrease) increase in accounts payable        (5,454)      10,827
            Decrease in accrued liabilities and other     (26,352)     (14,630)
                                                        ---------    ---------
Net cash used in operating activities                     (96,657)     (82,086)
                                                        ---------    ---------
Cash flows from investing activities
     Purchase of property, plant and equipment             (2,284)        (816)
                                                        ---------    ---------
Net cash used in investing activities                      (2,284)        (816)
                                                        ---------    ---------
Cash flows from financing activities
     Net repayment of short-term debt                        --           (719)
     Net proceeds from long-term bank debt                106,843       87,721
     Net proceeds from senior subordinated notes             --        130,788
     Net repayment of debt to affiliates                     --       (130,000)
     Net (increase) decrease in due from affiliates        (7,874)         434
                                                        ---------    ---------
Net cash provided by financing activities                  98,969       88,224
                                                        ---------    ---------
Net increase in cash and cash equivalents                      28        5,322

Cash and cash equivalents, beginning of period                445          380
                                                        ---------    ---------
Cash and cash equivalents, end of period                $     473    $   5,702
                                                        =========    =========

Cash paid for:
Interest                                                $  10,070    $   9,394
                                                        =========    =========
Income taxes                                            $   2,002    $  16,163
                                                        =========    =========

            See notes to Unaudited Consolidated Financial Statements.

                          COTY US INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

(1) Basis of Presentation

    The accompanying unaudited consolidated financial statements include the accounts of Coty US Inc. (formerly Coty Inc.) and its subsidiaries (the "Company") after elimination of all material intercompany balances and transactions. Coty US Inc. is an indirect wholly-owned subsidiary of Joh. A. Benckiser GmbH, a German company ("Benckiser"). These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K. The interim statements are unaudited but include all adjustments, which consist of only normal and recurring accruals, that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not indicative of results for a full year due to the seasonal nature of the Company's business. Certain amounts in the prior year financial statements have been reclassified to conform with the 1996 presentation.

(2) Accounting Policies

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This Statement had no impact on the Company's result of operations or financial position upon adoption in January 1996.

(3) Inventories

    Inventories consisted of the following:

                                     September 30,   December 31,
                                          1996           1995
                                          ----           ----
                 Raw materials          $20,662        $18,248
                 Work-in-process         19,234         11,810
                 Finished goods          38,186         19,312
                                        -------        -------
                                        $78,082        $49,370
                                        =======        =======

                          COTY US INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

(4) Lancaster US Inc.

    Effective February 1, 1996, pursuant to the Master Intercompany Agreement, the Company began providing various management and administrative services to Lancaster US Inc. (formerly Lancaster Group (USA) Inc.), an indirect wholly owned subsidiary of Benckiser ("Lancaster US"). In addition, the Company provides certain manufacturing services for Lancaster US promotional products such as gifts sets. The Company will charge Lancaster US a fee of not less than 108% (subject to adjustment for certain tax events) of the actual costs incurred (which costs shall include a reasonable allocation of overhead and general administrative expenses) by the Company in providing such services. The Company provided such services for an initial term that ended June 30, 1996. The term was extended to June 30, 1997 and will renew automatically for successive one year terms unless terminated by either the Company or Lancaster US with six months notice. For the three month and nine month periods ended September 30, 1996, other income, net includes fees from Lancaster US of $546 and $1,455, respectively.

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

                          COTY US INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

(6) Parent Only Financial Information

    Coty US Inc.'s subsidiaries, QHIG and Quintessence, are guarantors of the Company's Senior Subordinated Notes due 2005 (the "Notes"). Substantially all operations, assets and liabilities of the Company are those of Coty US Inc. Summarized unconsolidated financial information of Coty US Inc., exclusive of intercompany balances between Coty US Inc. and its subsidiaries, is as follows:

                                         September 30,   December 31,
                                             1996            1995
                                             ----            ----
            Balance Sheet:
            Current assets                 $265,079        $163,221
            Non-current assets              318,795         331,345
            Current liabilities             165,236         215,765
            Non-current liabilities         298,381         173,693

                                 Three Months Ended         Nine Months Ended
                                    September 30,              September 30,
                                  1996         1995         1996         1995
                                  ----         ----         ----         ----
 Statement of Operations:
 Net sales                      $170,005     $171,326     $300,591     $295,993
 Gross profit                    110,123      111,301      198,164      194,984
 Operating income                 38,908       39,425       32,050       33,338
 Income before income taxes       37,153       32,956       20,448       15,847
 Net income                       21,846       19,241       12,023        9,318

ITEM 2:             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (Dollars in Thousands)

Results of Operations

Nine months and quarter ended September 30, 1996 versus nine months and quarter ended September 30, 1995.

Net sales increased by $4,598, or 1.6%, to $300,591 for the nine months ended September 30, 1996 from $295,993 for the nine months ended September 30, 1995 and decreased by $1,321, or 0.8%, to $170,005 for the quarter ended September 30, 1996 from $171,326 for the quarter ended September 30, 1995. The increase for the nine months ended September 30, 1996 is primarily due to recent fragrance launches. Celebrate, Exclamation Blush and Raw Vanilla, launched in the second quarter of 1996, had total net sales of $26,348 for the nine months ended September 30, 1996. Offsetting the increase was a decline in net sales for certain continuing brands for the nine months ended September 30, 1996 as compared to the same period in 1995. The decrease in net sales for the quarter ended September 30, 1996 results from a decline in net sales for certain continuing brands as compared to the same period in 1995, offset partly by the aforementioned 1996 new product launches. The Company believes that certain of its continuing brands will experience net sales decreases as such brands progress through their life cycles. However, the Company's portfolio of brands has increased its total net sales volume over the past five years through new brand introductions and extensions of existing brands.

Gross profit was 65.9% of net sales for the nine months ended September 30, 1996 and 1995 and 64.8% and 65.0%, respectively, of net sales for the quarters ended September 30, 1996 and 1995. The gross profit percentage for the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 was unfavorably impacted by an increase in sales to the Company's intercompany affiliates. Such sales are at a markup lower than sales to the Company's third party retailers as the affiliates incur their own promotional expenses.

Selling, general and administrative expenses increased by $4,485, or 3.0%, to $154,148, or 51.3% of net sales, for the nine months ended September 30, 1996 from $149,663, or 50.6% of net sales, for the nine months ended September 30, 1995 and decreased by $645, or 1.0%, to $67,237, or 39.6% of net sales, for the quarter ended September 30, 1996 from $67,882, or 39.6% of net sales, for the quarter ended September 30, 1995. The increase as a percentage of net sales for the nine months ended September 30,1996 as compared to the nine months ended September 30, 1995 primarily resulted from higher advertising and promotional spending as a percentage of net sales as well as timing of incurring certain other expenses. The Company spent approximately $103,950, or 34.6% of net sales, for the nine months ended September 30, 1996 compared to $101,560, or 34.3% of net sales, for the nine months ended

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (Dollars in Thousands)

September 30, 1995 for advertising and promotional purposes. The slight decrease in selling, general and administrative expenses for the quarter ended September 30, 1996 is primarily due to lower advertising and promotional spending as compared to the similar 1995 period. The Company spent approximately $52,119, or 30.7% of net sales, for the quarter ended September 30, 1996 compared to $52,625, or 30.7% of net sales, for the quarter ended September 30, 1995 for advertising and promotional purposes.

Quintessence currently leases office space in Chicago, Illinois, a portion of which has been sublet. The remaining space, which was vacated by the Company in connection with the relocation of Quintessence's headquarters to New York, is vacant. The Company decided in 1994 to sublet the facility and at that time recorded an accrual equal to the present value of the minimum lease payments, less anticipated future sub-rental income. In the second quarter of 1996, the Company recorded an additional provision of $1,500 for the idle lease space based upon management's latest estimate of future sub-rental income. The accrual for idle lease space requires management to make certain estimates and assumptions regarding, among other things, its ability to locate a tenant and the strength of the local real estate market. Actual results of operations may differ from these estimates.

Interest expense decreased by $2,357, or 12.7%, to $16,186 for the nine months ended September 30, 1996 from $18,543 for the nine months ended September 30, 1995 and by $665, or 9.8%, to $6,098 for the quarter ended September 30, 1996 from $6,763 for the quarter ended September 30, 1995. The decrease is primarily due to lower average borrowings during the nine months and quarter ended September 30, 1996 as compared to the similar 1995 periods, as well as lower average interest rates.

Other income, net increased by $1,295 to $1,551 for the nine months ended September 30,1996 from $256 for the nine months ended September 30, 1995 and by $524 to $563 for the quarter ended September 30, 1996 from $39 for the quarter ended September 30, 1995. The increase is primarily due to fees from an affiliated company, Lancaster US, of $1,455 recorded by the Company in 1996 in return for providing various management, administrative and manufacturing services.

Provision for income taxes was $4,932 and $16,572 for the nine months and quarter ended September 30, 1996, respectively, representing an effective tax rate of 53.2%, and $5,063 and $18,326 for the nine months and quarter ended September 30, 1995, respectively, representing an effective tax rate of 60.1%. The effective tax rates are based upon the Company's estimated annual effective tax rates and differ from the United States statutory federal income tax rate of 35% due to state income taxes, net of federal benefit, non-deductible preferred stock dividends and amortization of certain intangibles. The effective tax rate was lower for the nine months and quarter ended September 30, 1996 than the similar 1995 periods primarily due to anticipated proportionately lower permanent differences in relation to pretax income.

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

The Company's principal future uses of funds are expected to be for operating expenses, working capital requirements, debt service, income taxes and, subject to limitations under the Company's debt instruments, dividend payments to parent. In December 1994, the Company entered into an unsecured credit facility (the "Credit Facility") which provided the Company with (i) a term loan (the "Term Loan") of $70,000 and (ii) a revolving loan facility (the "Revolving Loan Facility") of up to $160,000. Up to $10,000 of the Revolving Loan Facility may be used to issue standby and/or commercial letters of credit. As of September 30, 1996, borrowings under the Term Loan and the Revolving Loan Facility amounted to $12,000 and $110,439, respectively. Unamortized debt issuance costs relating to the Credit Facility amounted to $2,048 at September 30, 1996.

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

                           PART 11. OTHER INFORMATION

Item 1 - Legal Proceedings - The Company is involved in various routine legal proceedings arising in the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits:  None

         (b) Reports on Form 8-K:  None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                          COTY US INC.

                                          /s/ Michael J. McNamara
                                          Michael J. McNamara
                                          Vice President, Finance
                                          (Principal Financial and
                                          Accounting Officer)
Dated: November 13, 1996