Form 10-K405
period 1996-12-31
COTY US INC
filed 1997-03-28
CIK 939919

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-K

(MARK ONE)

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---
                                   ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1996

                                       OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

   FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

                         COMMISSION FILE NUMBER 1-13714

                                  COTY US INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Delaware                              06-1342491
   (State of other jurisdiction of               (I.R.S. Employer
   incorporation or organization)               Identification No.)

 237 Park Avenue, New York, New York                   10017
(Address of principal executive offices)            (Zip Code)

    Registrant's telephone number, including area code: (212) 850-2300

Securities registered pursuant to Section 12(b) OF THE ACT:

                                               Name of each exchange
         Title of each class                    on which registered
-----------------------------------------------------------------------------

10 1/4% Senior Subordinated Notes Due 2005    New York Stock Exchange

-----------------------------------------------------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such

filing requirements for the past 90 days. Yes x        No
                                              ---         ---

      INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ X ]

     AS OF MARCH 21, 1997, THERE WERE 100 SHARES OF THE COMPANY'S COMMON STOCK OUTSTANDING, ALL OF WHICH WERE HELD BY COTY INC. (FORMERLY BENCKISER COSMETICS HOLDINGS, INC.), A SUBSIDIARY OF JOH. A. BENCKISER GMBH.

                                   PART I

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

     Coty US Inc. (formerly Coty Inc.) ("Coty") and subsidiaries (collectively, "the Company") is the leading manufacturer and marketer of brand name women's and men's fragrances in the United States mass-fragrance market with 1996 net sales of $440.7 million. The Company's portfolio of 37 fragrance brands includes such recognized names as Stetson, Jovan Musk, Vanilla Fields, !Exclamation, Emeraude and Preferred Stock. The Company's principal executive offices are located at 237 Park Avenue, New York, New York 10017 and the Company's telephone number is 212-850-2300.

     Coty's principal products are women's and men's fragrances, which accounted for approximately 90% of 1996 net sales. Core fragrance products include perfume, cologne, eau de toilette, body sprays, after-shave and gift sets. Related fragrance products include skin lotions, skin powders, deodorants and sachets. The Company also markets a line of cosmetics under the Coty brand name and a line of bath products under the Calgon brand name. The Company has achieved and maintained its leading market share by supporting its existing brands with successful advertising and promotional strategies, by continuing to develop and introduce new products and by working with major mass-market retailers in their own fragrance marketing efforts.

     The Company is an indirect wholly owned subsidiary of Joh. A. Benckiser GmbH ("Benckiser"), a privately held worldwide manufacturer and marketer of cosmetics and household consumer products. In 1996, Benckiser transferred all its cosmetics businesses to its wholly owned subsidiary, Coty Inc., a Delaware corporation based in New York. Coty Inc. is the sole owner of the Company's shares.

     In December 1994, Coty entered into an unsecured bank credit facility (the "Credit Facility") pursuant to which it refinanced certain indebtedness, including indebtedness owed to affiliates of the Company which was originally incurred in connection with the acquisition of the Coty and Quintessence businesses. The Credit Facility matures on March 31, 2000. At the same time, the Company entered into a subordinated loan agreement with Benckiser pursuant to which it refinanced certain indebtedness totaling $130.0 million owing to Benckiser and its affiliates. The Credit Facility provided the Company with a term loan of $70.0 million (the "Term Loan") and a revolving loan facility of up to $160.0 million (the "Revolving Loan Facility"). The Company repaid the remaining outstanding balance of the Term Loan in December 1996. At March 21, 1997, the Company had borrowings of $34.0 million under the Revolving Loan Facility. Margins on the applicable borrowing rates under the Credit Facility vary depending upon the Company's operating performance. At March 21, 1997, the Company was borrowing at a blended interest rate of 6.2 % under the Revolving Loan Facility. The Credit Facility contains certain restrictive covenants, including the maintenance of certain financial ratios and, among other things, limitations on the ability of the Company to incur additional indebtedness, to create liens, to pay dividends on or repurchase shares of capital stock and to make certain loans, investments or guarantees. The Company is in compliance with the respective covenants detailed in the Credit Facility.

     In January 1995, pursuant to an agreement with Benckiser Consumer Products, Inc. ("BCPI"), a Delaware corporation and wholly owned subsidiary of Benckiser, the Company commenced marketing in the United States the Calgon line of personal care bath products, including adult bath products, body washes and Calgon's Muppet bath product lines for children. A line of body mists will be introduced in 1997.

     In March 1995, Benckiser contributed to Coty Inc. (formerly Benckiser Cosmetics Holdings, Inc.) all of the capital stock of the Company in exchange for all of the common stock of Coty Inc. On such date, BCPI contributed to Coty Inc. all of the capital stock of Lancaster Group (USA) Inc., a Delaware corporation (subsequently merged with and into Lancaster Group US LLC ("Lancaster US LLC"), a Delaware limited liability company) in exchange for all of the preferred stock (non-voting) of Coty Inc. In 1996, Coty Inc. purchased all its preferred stock from BCPI. The Company has entered into a tax-sharing agreement with Coty Inc. pursuant to which the Company has agreed to pay to Coty Inc. its share of the consolidated income taxes of Coty Inc. and its subsidiaries, based on the taxes that would be payable by the Company and its subsidiaries if the Company and its subsidiaries were an independent consolidated group.

     In April 1995, the Company consummated a public offering (the "Debt Offering") for $135.0 million of 10.25% Senior Subordinated Notes maturing May 1, 2005 (the "Notes"). The proceeds, net of underwriting discounts and offering expenses, were used to refinance the Company's $130.0 million aggregate principal amount of outstanding subordinated indebtedness to Benckiser and its affiliates. The indenture for the Notes (the "Indenture") contains certain covenants including provisions that place restrictions (subject to certain exceptions) on the Company with respect to guarantees, loans and advances, indebtedness, sale of certain assets, mergers and consolidations, issuance and sale of subsidiary stock and certain transactions with affiliates, including capital stock dividend payments. The Notes are general unsecured obligations of the Company, and are senior in right of payment to all existing and future indebtedness of the Company which is made expressly junior thereto and are subordinate in right of payment to all senior debt of the Company, including indebtedness under the Credit Facility. The Company is in compliance with the covenants specified in the indenture for the Notes.

     The Company has entered into certain agreements with Benckiser and its affiliates including agreements related to services to be provided in connection with the Calgon bath products line in the United States, the Quintessence international product lines and various intercompany services to be provided in the ordinary course of business. See "Certain Relationships and Related

Transactions."

     Benckiser is not a guarantor of the Company's obligations under the Notes or the Credit Facility.

     Statements in this Annual Report on Form 10-K which are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results."


PRODUCTS

     Fragrances. The Company's principal products are women's and men's fragrances, which accounted for 90% of the Company's 1996 and 1995 net sales. Women's fragrance products include perfume, cologne, eau de toilette, gift sets, body sprays, lotions and powders. Men's fragrance products include cologne, after-shave, gift sets and pre- shave products. For each fragrance brand, the Company offers up to fourteen different products (including Christmas gift sets) appealing to a wide range of consumer preferences and price points. Currently, there are 37 fragrance brands in the Company's portfolio. In 1996, Coty introduced two new women's fragrances, Celebrate and !Exclamation Blush, and one new men's fragrance, Raw Vanilla. The Company also markets a line of cosmetics products which accounted for 6% of net sales in 1996 and 1995. The remaining 4% of 1996 and 1995 net sales are from the Company's Calgon product line.

     Product Extensions. The Company has been successful at developing and marketing brand extensions by capitalizing on the success of certain of its existing brands. In 1996, the Company extended its !Exclamation brand by introducing !Exclamation Blush. Similarly, the Company extended its Stetson brand by introducing the derivative brands Lady Stetson and Stetson Sierra. In addition, the Company regularly introduces line extensions. For example, the Company extended its fragrance product line for certain brands by introducing fragrance related products such as body sprays, scented candles and potpourri. The Company believes it will continue to have opportunities to leverage its current brand portfolio with similar derivative products and new product categories. In addition, the Company continues to evaluate the potential for expanding its brands into other product categories, such as skin treatment or bath products. See "Products - Calgon.".

     Cosmetics. The Company's cosmetics line consists of lipsticks, face powders and face makeup products which are marketed in mass channels under the Coty brand name. A majority of the Company's cosmetic sales are from two popular brands: Airspun, a loose face powder introduced in 1925, and Coty '24, a longwearing lipstick introduced in 1955. The balance of sales are from a number of specialty brands within the lip and face segments. Brands include Stop It!, comprised of a clear anti-feathering stick and shaded lipliners, Lipwriter Stayput Lipstick, which combines liner and lipstick in one, and Chronologix Line Minimizing Makeups.


     Calgon. In January 1995, BCPI contributed the license rights to produce, market and distribute in the United States and its territories and possessions the U.S. bath products line of the Calgon brand to QHI Group Holdings, Inc., ("QHIG") a Delaware corporation and a subsidiary of Coty; in exchange for 100 shares of QHIG's Series B Preferred Stock (the "Series B Preferred Stock") having an aggregate liquidation preference of $7.0 million (the "Calgon Transaction"). The Calgon line of personal care bath products includes adult bath products, body washes,

Calgon's Muppet bath product lines for children and a line of body mists to be launched in 1997. See "Certain Relationships and Related Transactions".


MARKETING

     Coty's marketing strategy is to create a distinct image for each fragrance. In doing so, Coty avoids associating its fragrances with individual spokespeople or major models and instead focuses on product images, such as "rugged western" for Stetson and "simple and natural" for Vanilla Fields.

     The Company expends a significant portion of its revenues for the advertising and promotion of its products, including the development of a unique image for each of its products. In 1996, the Company spent $148.3 million, or 34% of 1996 net sales, for advertising and promotional purposes, and in 1995 spent $157.9 million, or 35% of 1995 net sales, on such activities. The Company believes such expenditures are necessary to maintain and increase market share in an industry highly dependent upon product image and consumer trends, and that promotion creates brand awareness that is essential to supporting existing brand franchises and in introducing new products.

     The Company uses print and television media and point-of-sale merchandising techniques, such as displays, testers and samples, to advertise its products. Coty also engages in co-operative print advertising with its retailers, as well as the use of coupons and seasonal catalogs for insertion into magazines.


DISTRIBUTION

     Coty distributes its fragrance products nationwide to major domestic mass-market retailers, and believes that it is the single largest fragrance supplier to numerous mass-market retailers. The Company estimates that its fragrance products are sold to over 2,400 mass-market retailers and are carried in approximately 30,000 domestic retail outlets. The Company works closely with major mass-market retail accounts to develop specialized advertising and promotional campaigns and in-store presentation designs which are tailored to fit the specific retailer's strategy and promotional plans.

     In 1996 and 1995, net sales to the Company's two largest retailers accounted for an aggregate of approximately 38% and 39%, respectively, of the total net sales of the Company in each year. In 1996 and 1995, net sales to the Company's five largest retailers represented in the aggregate approximately 50% of the total net sales of the Company. The loss of sales to the Company's largest retailers would have a material adverse effect on the business and operations of the Company.


SALES FORCE

     The Company sells its products primarily through its direct sales force and, to a lesser extent, through independent brokers. As of December 31, 1996, the Company's direct sales force consisted of 104 Company- employed sales personnel located in five regional sales offices throughout the United States. In addition, as of such date, the Company employed 78 merchandisers to serve retailers who purchase the Company's products. In January 1996, the Company replaced the majority of its broker force with direct employees. The Company continues to utilize a broker sales force to sell Calgon products to the grocery/food market.


NEW PRODUCT DEVELOPMENT

     The Company believes that it is an industry leader in the development of new fragrances and is continually engaged in research and formulation of new products. The Company develops a marketing strategy for each of its new product introductions and, generally, introduces its new products no later than September to take advantage of the Christmas selling season. Based upon its experience in new product development, the Company estimates that the time required to develop and introduce a new Coty fragrance ranges anywhere from six months to two years. In 1996, Coty introduced two new women's fragrances, Celebrate and !Exclamation Blush, and one new men's fragrance, Raw Vanilla.

     The Company operates a product research and development facility located in Morris Plains, New Jersey. Applied research for new Coty products, ideas, concepts and packaging is performed at this facility. Within this facility, chemists develop and test products and concepts for Coty. In addition, research and development services relating to fragrances, cosmetics and related products for Coty Inc. and its affiliates are performed at this facility for a fee equal to cost plus an agreed-upon markup. See "Certain Relationships and Related Transactions".

SEASONALITY

     The Company's business is seasonal by nature; a majority of its sales and operating income are generated during the second half of the calendar year which includes the back-to-school and Christmas selling seasons. Similarly, the Company's working capital needs are highly seasonal. The Company's working capital borrowings under the Credit Facility are generally expected to increase throughout the calendar year and peak during the fourth quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


RAW MATERIALS

     The principal raw materials used by the Company in the manufacture of its products are essential oils, alcohol and other processing components, as well as glass and paper packaging. While all materials are purchased from outside sources, the Company is not dependent upon a single supplier in any of its operations for any materials that are either essential to its business or not otherwise commercially available to the Company. The Company has been able to obtain an adequate supply of raw materials, and does not believe that the loss of any one supplier would have a material adverse effect on the business or operations of the Company.


MANUFACTURING

     The Company manufactures and distributes substantially all of its fragrance products from an approximately 900,000 square foot manufacturing and warehouse/distribution facility located in Sanford, North Carolina. Approximately 40% of the facility space is used for manufacturing and 60% is used for distribution and warehousing. The Company leases additional space for warehouse storage during its peak manufacturing season. As of December 31, 1996 the Company leased 138,500 square feet of warehouse space in the general vicinity of its Sanford facility. During the first quarter of 1997, the Company leased an additional 137,500 square feet of warehouse space in the same vicinity.

     In addition to manufacturing its fragrance products, Coty manufactures most of the Company's promotional materials supplied to retailers. Such promotional materials include in-store displays, samples and testers.


COMPETITION

     The United States fragrance industry is a highly competitive market which is sensitive to changing consumer preferences and demands. There are several well known companies which manufacture and market fragrances through mass-market distribution channels. The Company's principal competitors in the mass-market channel include Revlon Inc. and Unilever for women's fragrances, and The Procter & Gamble Company and Cosmair Inc. for men's fragrances. The principal bases of competition in the fragrance business are marketing, quality, selection of products and price. The Company competes primarily on the basis of the high quality of its products relative to that of other mass-market products, as well as on the customer service capabilities it maintains for its mass-market retail customers.

     While most fragrance brands are distributed exclusively in either the prestige or mass market, the Company believes that some manufacturers of prestige brands have permitted their products to be distributed in mass outlets.

Although not generally authorized by the manufacturer, the process of distributing prestige products in mass outlets is known in the industry as "diversion." Prestige products sold in mass outlets typically retail for less than the price at which the same products are sold in prestige outlets. The Company believes that prestige brands are becoming increasingly available in mass outlets and that certain of the manufacturers and distributors of prestige brands have become principal competitors in the mass-fragrance market.


TRADEMARKS AND PATENTS

     The Company and its subsidiaries own all of the rights to produce, market and distribute products utilizing Coty's principal trademarks in the United States and its territories and possessions except the trademark rights for Stetson, Lady Stetson and related trademarks, as well as Calgon. The Company has an exclusive license to use the Stetson trademark in the United States and its territories from the John B. Stetson Company pursuant to a license agreement which was assigned to the Company by Pfizer in 1992. The Company and its subsidiaries obtained an exclusive right to use the Calgon trademark in connection with the Calgon bath products line in the United States as of January 1, 1995.

     The principal Coty trademarks, including Airspun, Aspen, Celebrate, Coty, Emeraude, !Exclamation, ghost myst, Gravity, ici, Jovan, Longing, Preferred Stock, Raw Vanilla, Sand & Sable, Vanilla Fields, Vanilla Musk by

Coty and Wild Musk, are registered in the United States. The Company considers protection of its trademarks to be important to its business. In addition, the Company owns various patents and licenses related to the design and manufacture of certain of its products. While the Company considers such patents to be of some importance to its business, no single patent is considered material to the conduct of the Company's business.

     The Company does not own the rights to produce, market and distribute products utilizing Coty trademarks outside of the United States and its territories. Benckiser owns and acquired all such rights from Pfizer when the Company acquired the Coty business from Pfizer in 1992. In 1994, Benckiser acquired from the Company all rights to produce, market and distribute products using Quintessence trademarks outside of the United States and its territories. Benckiser transferred all the foregoing rights to a Coty Inc. subsidiary in 1996.


STETSON LICENSE AGREEMENT

     The Company has an exclusive license to use the Stetson trademark in the United States and its territories pursuant to the terms of a license agreement with the John B. Stetson Company. The Company's license extends to all cosmetics including fragrance products. The term of the Stetson license runs to 2005 and is automatically extended for successive ten year periods provided minimum annual royalty payments are made by the Company. The Stetson license also provides for use of the Stetson trademark in conjunction with the Company's Preferred Stock fragrance products.

     Pursuant to the Stetson license, the Company is obligated to pay annual royalties on net sales of the Company's products bearing the Stetson trademark (including Preferred Stock products whether or not they bear the Stetson trademark). The Stetson license contains a minimum annual royalty which is adjusted for Consumer Price Index changes. The Stetson license requires the Company to spend certain minimum amounts on advertising and promotion of Company products bearing the Stetson trademark.

     Pfizer obtained the John B. Stetson Company's consent to assign the Stetson license to the Company and Benckiser at the time Benckiser acquired the Coty business in 1992. The United States rights to the Stetson license were assigned to the Company; the international territory rights were assigned to Benckiser. The Company and Benckiser are jointly and severally liable for their obligations under the Stetson license. Pursuant to the terms of the consent, Pfizer guaranteed that annual worldwide royalties under the Stetson license would not be less than $4.65 million for each year from 1993 through 2001. Pursuant to the terms of a separate agreement, Benckiser agreed to reimburse Pfizer for 50% of any payment due under such guarantee for 1997 and 100% of any payment due under such guarantee for each year from 1998 through 2001. The Company has agreed to reimburse Benckiser for a portion of any such payments equal to the proportion that the United States Stetson business bears to the worldwide Stetson business. On an annual basis since 1993, worldwide royalty payments did not exceed $4.65 million, the guaranteed minimum required annual worldwide royalty payment, and Pfizer paid to the John B. Stetson Company the payment required as a result of the shortfall. In addition, pursuant to the terms of the consent, Benckiser agreed to maintain direct or indirect ownership of at least 51% of the Company's common stock and 51% of the Company's voting securities and further agreed to maintain "control" of the Company.


EMPLOYEES

     As of December 31, 1996, Coty had approximately 1,251 employees. None of Coty's employees is covered by a collective bargaining agreement. Coty employs a large number of seasonal employees during its peak manufacturing and promotional season primarily at its manufacturing facility in Sanford, North Carolina. Coty believes its relationship with its employees is good.


MANAGEMENT INFORMATION SYSTEMS

     Approximately 75% of customer orders are transmitted on a "paperless" basis through electronic data interchange ("EDI"). By transmitting order information electronically, EDI reduces cost and chance of error for both the Company and its customers. It also reduces the lag time between order entry and shipment.

     The Company is continuing to upgrade its management information systems where opportunities exist for increased efficiency, cost savings and more timely and useful information.

REGULATORY AND OTHER LEGAL MATTERS

   The Company believes that it is in substantial compliance with applicable federal, state and local laws regulating the discharge of materials hazardous to the environment. The Company does not expect to incur significant capital expenditures for environmental control matters either in the current year or in the near future.

   The Company is subject to regulation by the United States Food and Drug Administration and the Bureau of Alcohol, Tobacco and Firearms of the Treasury Department, as generally are other manufacturers of cosmetic products. In addition, the Company is subject to numerous federal, state and local laws relating to marketing and to the content, labeling and packaging of its products.


ITEM 2. PROPERTIES

     In addition to its manufacturing, distribution and warehouse facilities in Sanford, North Carolina, and research and development facility and sales office in Morris Plains, New Jersey, the Company maintains sales offices located in Arlington, Texas; Bloomington, Minnesota; Miami, Florida, and Schaumburg, Illinois.

     The Company maintains executive offices in approximately 55,400 square feet of leased office space in New York City. The lease term expires in 2011, unless terminated earlier or extended by the parties. Lancaster US LLC utilizes approximately 20% of this space and pays a pro rata portion of the respective rental charges.

     Quintessence currently leases approximately 64,000 square feet of executive office space in Chicago, Illinois, of which approximately 7,000 square feet is used by the Company and 9,000 square feet is sublet. The remaining 48,000 square foot space is unoccupied as a result of the combination of the Coty and Quintessence businesses in January 1994. The Company is seeking to sublet the space. The lease term expires in 2003.

     The Company's management considers its properties to be generally in good condition and adequate and suitable to carry on the Company's business as currently conducted.


ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various routine legal proceedings arising in the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on the financial condition or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of the common stock of Coty is beneficially owned by Coty Inc., and there is no public market therefor. The Company paid cash dividends of $5.9 million and $13.5 million to Coty Inc. in December 1996 and 1995, respectively.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data of the Company as of December 31, 1996 and 1995 and for the years then ended was derived from the consolidated financial statements of the Company which were audited by Deloitte & Touche LLP, independent public accountants. The selected consolidated financial data of the Company as of December 31, 1994, 1993 and 1992, the years ended December 31, 1994 and 1993 and for the period June 5 to December 31, 1992 was derived from consolidated financial statements of the Company which were audited by Arthur Andersen LLP, independent public accountants. The selected combined financial data for the year ended December 31, 1992 was accumulated from financial statements of (i) the Coty Division of Pfizer for the period January 1 to June 4, 1992, (ii) Quintessence Holdings Inc. and subsidiaries for the period January 1 to June 4, 1992 and (iii) the Company for the period June 5 to December 31, 1992 which were audited by Arthur Andersen LLP. Historical financial statements, in accordance with generally accepted accounting principles, cannot be prepared for the year ended December 31, 1992 since the entities were not under common control from the period January 1, 1992 to June 4, 1992. EBITDA represents income before income taxes less interest expense, minority interest in preferred stocks, depreciation and amortization. The selected combined financial data for the year ended December 31, 1992 is presented for comparative purposes only and does not purport to reflect the results of the Company had these entities been under common control for the periods indicated.



                                    Year Ended December 31,
                         ----------------------------------------------          June 5 to
                                                                    Combined    December 31,
                              1996       1995       1994      1993        1992       1992
                              ----       ----       ----      ----        ----       ----
                                           (Dollars in Thousands)
STATEMENT OF OPERATIONS DATA:

Net sales ..............   $ 440,699  $ 452,885  $ 409,552  $ 394,596  $ 372,157  $ 275,079
Operating income .......      46,074     54,665     48,149     47,764     38,530     42,378
Interest expense .......      22,434     24,815     17,930     18,229     16,312     13,457
Other income, net ......      (2,247)      (493)    (1,572)    (3,289)    (1,961)    (1,178)
Minority interest in
  preferred stocks .....       5,355      5,355      4,760       --         --         --
Net income .............       8,102      9,983     11,593     19,103     10,931     15,153
Quintessence integration
   costs ...............       6,000       --        3,397      1,250      4,120      4,120
EBITDA .................      72,739     79,115     73,768     77,296     58,670     58,270


                                              Year Ended December 31,
                                  ------------------------------------------------
                                     1996      1995         1994         1993        1992
                                     ----      ----         ----         ----        ----
                                               (Dollars in Thousands)
Balance Sheet Data:
Intangible assets, net........   $ 327,358    $ 355,140    $ 374,595    $ 406,405   $ 431,798
Total assets .................     548,079      547,447      566,393      620,725     594,882
Short-term debt ..............        --           --            719       25,962        --
Long-term debt, including
  current portion ..............   131,535      146,714       66,904       58,300        --
Debt to affiliates ...........        --           --        130,000      221,591     308,913
Preferred stocks of subsidiary      90,470       85,115       72,760         --          --
Stockholder's equity .........      76,184       74,003       84,520       66,107      47,004
Working capital (deficiency) .      (6,009)     (35,983)      (4,848)       3,343      (4,106)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of the operating results of the Company are based on amounts in the Consolidated Financial Statements appearing elsewhere herein. Management's discussion and analysis of the operating results of the Company should be read in conjunction with the Consolidated Financial Statements and related notes.


RESULTS OF OPERATIONS


YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

     Net sales decreased by $12.2 million, or 2.7%, to $440.7 million for the year ended December 31, 1996 from $452.9 million for the year ended December 31, 1995. The decrease is due to increased returns expense resulting primarily from an increase in the accrual for anticipated returns of 1996 Christmas shipments. Sales volume from Celebrate, !Exclamation Blush and Raw Vanilla (which were launched in 1996) amounted to $32.9 million. Incremental volume from these new brands were offset by a decrease in net sales for certain continuing brands for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The Company believes that certain of its continuing brands will experience net sales decreases as such brands progress through their life cycles. Coty expects to continue to launch new brands to compensate for volume declines on maturing brands.

     Gross profit was 65.3% and 66.3% of net sales for the years ended December 31, 1996 and 1995, respectively. Gross profit percentage for the year ended December 31, 1996 was unfavorably impacted by product mix. Lower margin promotional items (e.g., gift sets) comprised a larger portion of total sales for the year ended December 31, 1996 as compared to 1995. Gross profit as a percentage of net sales was also unfavorably impacted by an increase in sales to the Company's intercompany affiliates. Such sales are at a markup lower than sales to third party retailers as the affiliates incur their own promotional expenses.

     Selling, general and administrative expenses as a percentage of net sales decreased to 49.0% for the year ended December 31, 1996 from 49.9% for the year ended December 31, 1995. The decrease was primarily the result of lower advertising and promotional spending, offset partly by increased general and administrative expenses as a percentage of net sales. The Company spent approximately $148.3 million, or 33.7% of net sales, for advertising and promotional purposes in 1996 compared to approximately $157.9 million, or 34.9% of net sales, in 1995. The Company plans to continue to support its brands with advertising and promotional spending and anticipates that such spending as a percentage of net sales will be similar to that for 1996. The increase as a percentage of net sales in general and administrative expenses is the result of lower net sales for the year ended December 31, 1996 as compared to 1995.

     As part of the acquisitions of Quintessence in June 1991 and Coty in June 1992, the Company recorded intangible assets of approximately $87.5 million and $362.6 million, respectively. Amortization expense of $19.5 million was recorded in the years ended December 31, 1996 and 1995 representing the amortization of these assets over their respective estimated useful lives.

     Quintessence currently leases office space in Chicago, Illinois, a portion of which has been sublet. The remaining space, which was vacated by the Company in connection with the relocation of Quintessence's headquarters to New York, is vacant. The company decided in 1994 to sublet the facility and at that time recorded an accrual equal to the present value of the minimum lease payments, less anticipated future sub-rental income. During 1996, the Company recorded an additional provision of $6.0 million for the idle lease space based upon management's latest estimate of future sub-rental income. The Company believes that the year-end accrual is adequate. The accrual for idle lease space requires management to make certain estimates and assumptions regarding, among other things, its ability to locate a tenant and the strength of the local real estate market. Actual results may differ from these estimates.

     Interest expense decreased by $2.4 million, or 9.6%, to $22.4 million for the year ended December 31, 1996 from $24.8 million for the year ended December 31, 1995. The decrease is due to lower average outstanding borrowings under the Term Loan, offset partly by higher average Revolving Loan Facility borrowings, as well as lower interest rates.

     Other income increased to $2.2 million for the year ended December 31, 1996 from $0.5 million for the year ended December 31, 1995. This increase is due primarily to fees from an affiliated company, Lancaster US LLC, of $2.0 million recorded by the Company in 1996 in return for providing various management, administrative and manufacturing services.

     Minority interest in preferred stocks was $5.4 million for both 1996 and 1995. Dividends recorded as minority interest in preferred stocks in 1996 and 1995, which were not declared, were accrued in-kind. Subject to certain exceptions, the Credit Facility and the Indenture restrict the Company's ability to pay dividends on the preferred stocks other than in-kind.

     Income tax expense was $12.4 million and $15.0 million for the years ended December 31, 1996 and 1995, respectively, representing an effective tax rate of 60.5% and 60.0%, respectively, for such periods. The effective tax rates differ from the United States statutory federal income tax rate of 35% primarily due to state income taxes, net of federal benefit, non-deductible amortization of certain intangibles, and non-deductible minority interest in preferred stocks dividends.


YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

     Net sales increased by $43.3 million, or 10.6%, to $452.9 million for the year ended December 31, 1995 from $409.6 million for the year ended December 31, 1994. The increase was primarily due to increased sales volume from recent launches, including Vanilla Fields (launched in third quarter 1993), Vanilla Musk and Longing (launched in third quarter 1994) and ghost myst and ici (launched in third quarter 1995). These brands collectively had total net sales of $99.9 million and $59.4 million for the years ended December 31, 1995 and 1994, respectively. In addition, the Calgon U.S. bath products line, acquired from BCPI effective January 1, 1995 pursuant to the Calgon Transaction had net sales of $16.1 million for the year ended December 31, 1995. These increases were partly offset by a decrease in net sales for certain continuing brands for the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     Gross profit was 66.3% and 67.1% of net sales for the years ended December 31, 1995 and 1994, respectively. Gross profit percentage for the year ended December 31, 1995 was unfavorably impacted by product mix. Lower margin promotional items (e.g., gift sets) comprised a larger portion of total sales for the year ended December 31, 1995 as compared to 1994. Gross profit percentage was also adversely affected by Calgon sales which were at a lower margin than the Company's fragrance and cosmetics products.

     Selling, general and administrative expenses as a percentage of net sales increased to 49.9% for the year ended December 31, 1995 from 49.4% for the year ended December 31, 1994. The increase was primarily the result of increased advertising and promotional spending, offset partly by decreased general and administrative expenses as a percentage of net sales. The Company spent approximately $157.9 million, or 34.9% of net sales, for advertising and promotional purposes in 1995 compared to approximately $139.4 million, or 34.0% of net sales, in 1994. The decrease as a percentage of net sales in general and administrative expenses was primarily the result of higher net sales for the year ended December 31, 1995 as compared to 1994.

     As part of the acquisitions of Quintessence in June 1991 and Coty in June 1992, the Company recorded intangible assets of approximately $87.5 million and $362.6 million, respectively. Amortization expense recorded in the years ended December 31, 1995 and 1994 represents the amortization of these assets over their respective estimated useful lives. Amortization of intangibles decreased by $1.3 million, or 6.6%, to $19.5 million in 1995 from $20.8 million in 1994. The decrease was due to the expiration in May 1994 of certain non-compete covenants with former management personnel of Quintessence.

     The Company recorded an additional provision of $3.4 million in 1994 in anticipation of terminating the lease for its vacant Chicago office space. The Company subsequently decided to sublet the facility and believed the year-end accrual was adequate.

     Interest expense increased by $6.9 million, or 38.4%, to $24.8 million for the year ended December 31, 1995 from $17.9 million for the year ended December 31, 1994. The increase is primarily due to higher interest rates that resulted from the debt refinancing effectuated by the Company on December 21, 1994 and the Company's debt offering completed on April 27, 1995, offset partly by lower average borrowings during the year ended December 31, 1995 as compared to 1994.

     Other income decreased to $0.5 million for the year ended December 31, 1995 from $1.6 million for the year ended December 31, 1994. This decrease was due primarily to a decline in royalties on sales to overseas third party distributors of Quintessence products. In October 1994, the Company sold to Benckiser the right to receive these royalties in connection with the Quintessence International Transaction.

     Minority interest in preferred stocks increased by $0.6 million, or 12.5%, to $5.4 million for the year ended December 31, 1995 from $4.8 million for the year ended December 31, 1994 due to the issuance pursuant to the Calgon Transaction of the Series B Preferred Stock. Dividends recorded as minority interest in preferred stocks in 1995 and 1994, which were not declared, were accrued in-kind. Subject to certain exceptions, the Credit Facility and the Indenture restrict the Company's ability to pay dividends on the preferred stocks other than in-kind.

     Income tax expense was $15.0 million and $15.4 million for the years ended December 31, 1995 and 1994, respectively, representing an effective tax rate of 60.0% and 57.1%, respectively, for such periods. The effective tax rates differ from the United States statutory federal income tax rate of 35% primarily due to state income taxes, net of federal benefit, non-deductible amortization of certain intangibles, and non-deductible minority interest in preferred stocks dividends. The effective tax rate was higher for the year ended December 31, 1995 as compared to 1994 due primarily to increased minority interest in preferred stocks.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's business is seasonal in nature. During the first six months of the year working capital borrowings generally increase as payments are made for the prior Christmas season's advertising and promotional costs, credits are given on returns and inventory purchases are made. These borrowing requirements are partly offset by significant cash collections received in the first quarter related to prior year Christmas sales. Borrowings continue to increase during the third quarter, primarily to finance the build up of accounts receivable related to the back-to- school and Christmas selling seasons. During the fourth quarter, significant cash is generated as customer payments on Christmas orders are received. The magnitude and timing of the Company's borrowing requirements can vary from year to year due to timing of customer receipts and payment of vendor invoices, as well as other events which impact the Company's aggregate borrowing needs. For the years ended December 31, 1996, 1995 and 1994, the Company's average month-end working capital borrowings were $66.1 million, $44.0 million and $49.8 million, respectively. The Company's peak working capital borrowing needs for the years ended December 31, 1996, 1995 and 1994 were $128.1 million, $91.0 million and $74.7 million, respectively. These results are not necessarily indicative of future borrowing requirements.

     In December 1994, the Company entered into the Credit Facility which provided the Company with (i) a Term Loan of $70.0 million and (ii) the Revolving Loan Facility of up to $160.0 million. Up to $10.0 million of the Revolving Loan Facility may be used to issue standby and/or commercial letters of credit. During late 1995, the Company repaid $56.0 million of the Term Loan using cash provided by operating activities. During 1996, the Company repaid the remaining $14.0 million outstanding under the Term Loan. As of December 31, 1996, there were no outstanding borrowings under the Revolving Loan Facility.


     Revolving loans under the Revolving Loan Facility may be borrowed, repaid and reborrowed by the Company in accordance with the terms of the Credit Facility, provided that for a period of sixty consecutive days during each year commencing January 1, 1995, no more than $60.0 million of revolving loans under the Revolving Loan Facility may be outstanding. The Revolving Loan Facility expires on March 31, 2000

     As of March 21, 1997, $34.0 million was outstanding under the Revolving Loan Facility. At such date, borrowings under the Revolving Loan Facility had a blended interest rate of 6.2% per annum. The Company entered into interest rate swap agreements in order to effectively fix the interest rate exposure on its average borrowings under the Credit Facility at approximately 6.9% for periods varying from 3 to 42 months from December 31, 1996.

     Subject to certain exceptions, the Credit Facility restricts the Company's ability to pay dividends on the Series A and Series B Preferred Stocks other than in-kind. The Credit Facility also contains certain covenants that place restrictions (subject to certain exceptions) on the Company (and its subsidiaries) with respect to guarantees, sale of certain assets, consolidations and mergers, loans and advances, indebtedness, issuance of stock and change of control. Additionally, the Credit Facility contains certain restrictive covenants which require the Company to maintain a minimum net worth of $140 million (including preferred stocks of subsidiary held by affiliate) as of December 31, 1994 and $140 million plus 50% of Adjusted Net Income (as defined), for each succeeding fiscal year. The Company is also required to maintain specific leverage, interest expense coverage and debt to capitalization ratios. These ratios become more restrictive in 1998.

     On April 27, 1995, the Company consummated a public offering for $135.0 million of aggregate principal amount 10.25% Senior Subordinated Notes maturing May 1, 2005 (the "Notes"). The proceeds, net of underwriting discounts and offering expenses amounting to $4.2 million, were used to refinance the Company's $130.0 million aggregate principal amount of outstanding subordinated indebtedness to Benckiser and its affiliates plus accrued interest thereon through the closing date. The Notes contain certain covenants including provisions that place restrictions (subject to certain exceptions) on the Company with respect to guarantees, loans and advances, indebtedness, sale of certain assets, mergers and consolidations, issuance and sale of subsidiary stock and certain transactions with affiliates, including capital stock dividend payments.

     The Company's principal future uses of funds are operating expenses, working capital requirements, debt service, income taxes and, subject to limitations under the Credit Facility and the Notes, dividend payments to Coty Inc. In 1996 and 1995, the Company paid dividends to Coty Inc. in the amount of $5.9 and $13.5 million, respectively, using cash from operating activities.


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

     During the years ended December 31 1996, 1995 and 1994, net cash provided by operating activities amounted to $34.1 million, $66.8 million and $73.2 million, respectively. Working capital deficiency at December 31, 1996 and 1995 amounting to $6.0 million and $36.0 million, respectively, resulting primarily from seasonal fluctuations in certain accruals, including sales returns and marketing and advertising accruals, debt repayment and, in 1996 and 1995, the dividends paid to Coty Inc.

     For the full-year 1996, cash provided by operations of $34.1 million was generated primarily by net income before non-cash charges of $38.2 million, and a net increase of $11.7 million in accrued liabilities and accounts payable, partly offset by an increase of $17.8 million in accounts receivable and inventories. Cash used in investing activities of $2.8 million represented investment in property, plant and equipment. The excess of cash provided by operations of $34.1 million over cash invested of $2.8 million was used to pay a dividend to Coty Inc. in the amount of $5.9 million and to reduce net borrowings. Capital expenditures are not expected to be significant in 1997.


INFLATION

     The effects of inflation have not been significant to the overall operating results of the Company in recent years. Generally, the Company has been able to increase selling prices sufficiently to offset cost increases, which have been moderate.


RECENT ACCOUNTING PRONOUNCEMENT

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ". This Statement had no impact on the Company's results of operations or financial position upon adoption in January 1996.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K) may contain statements which are not historical facts, so-called "forward-looking statements," which involve risks and uncertainties. In particular, statements in "Description of Business" relating to the Company's market share position, marketing strategy and the Company's ability to compete with competitors, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the sufficiency of capital to meet working capital and capital expenditure requirements may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

     The Company's future results are subject to substantial risks and uncertainties. The Company's business is seasonal by nature; a majority of its sales and operating income are generated during the second half of the calendar year which includes the back-to-school and Christmas selling seasons. Any substantial decrease in sales during such period would have a material adverse effect on the financial condition and results of operations of the Company. Although the Company is the leading manufacturer and marketer of fragrances and related products in the United States mass-fragrance market, the Company competes against numerous other companies, some of which are larger and have greater resources than the Company. In addition, over the past several years, some of the manufacturers which have traditionally distributed fragrances exclusively through prestige outlets have allowed their products to be distributed in mass outlets through diversion strategies. The Company continues to respond to this market development by positioning certain of its products to compete with diverted prestige products. The Company is an indirect wholly owned subsidiary of Benckiser. Due to its ownership of all the capital stock of the Company, Benckiser is able to direct and control the management and policies of the Company, and can force or block mergers, sales of all or substantially all of the Company's assets and similar transactions. The Company's Board of Directors has been, and is expected to continue to be, comprised entirely of designees of Benckiser. Benckiser is not, however, a guarantor of the Notes and has no obligation to pay, or to make any payments on, the Notes. In addition, because of the Company's ownership by Benckiser's Coty Inc. subsidiary, it is unlikely that the Company would be able to develop sales of its products outside of the United States, other than through agreements with Coty Inc. The Company has a significant amount of outstanding indebtedness. In addition, the Company has seasonal working capital needs which are expected to be funded largely through borrowings under the Revolving Loan Facility. Each of the Indenture and the Credit Facility contain financial and other covenants that restrict, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, pay dividends on or repurchase shares of capital stock, and make certain loans, investments or guarantees. Such restrictions may limit the Company's operating and financial flexibility, including, among other things, the Company's ability to obtain additional financing in the future. The Company's ability to make scheduled payments on or to refinance its obligations with respect to the Notes and the Credit Facility will be dependent on the Company's financial and operating performance, which is in turn subject to prevailing industry and economic conditions and to financial, business and other factors beyond its control. In the event the Company is unable to meet its obligations with respect to its existing debt, it may be required to refinance all or a portion of its existing debt or to obtain additional financing. There can be no assurance, however, that the Company would be able to effect any such refinancing or obtain any such additional financing.


     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including: competitive pressures on selling prices; the timing and cancellation of customer orders; the loss of a significant customer; returns from certain distributors; changes in product mix; the Company's ability to introduce new products on a timely basis; introduction of products by the Company's competitors; market acceptance of the Company's and its competitors' products; the level of orders received which can be shipped in a quarter; the Company's success in its marketing efforts; and the timing of investments in research and development. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition and operating results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Index on page F-1 of the Consolidated Financial Statements of the Company contained herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On July 14, 1995, the Board of Directors of Coty approved and accepted the recommendation of its parent, Benckiser, to appoint Deloitte & Touche LLP as its independent accountants to audit the consolidated financial statements of the Company. On the same date, the Board of Directors of Coty approved and accepted the recommendation of its then parent, Benckiser, not to engage Arthur Andersen LLP ("Arthur Andersen"), who served as the Company's independent auditors since 1992, for future periods in that capacity.

     Arthur Andersen's report on the financial statements of the Company for the year ended December 31, 1994 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the Company's year ended December 31, 1994 and for the subsequent period ended July 14, 1995, there were no disagreements between the Company and Arthur Andersen regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure which, if not resolved to the satisfaction of Arthur Andersen would have caused Arthur Andersen to make reference to the subject matter of the disagreement in connection with its report.

     During the Company's year ended December 31, 1994 and for the subsequent interim period preceding the engagement of Deloitte and Touche LLP, the Company did not consult with Deloitte and Touche LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event relating to Arthur Andersen.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


   The executive officers of the Company are as follows:

Name                                Age   Position
----                                ---   --------

Jean-Andre Rougeot.................  38   President, Chief Executive Officer and Director
Jerry L. Abernathy.................  60   Chairman and Director
James N. McDougald.................. 63   Senior Vice President--Sales
Robert R. Clarke...................  51   Senior Vice President--Manufacturing and Distribution
Mary C. Manning....................  50   Senior Vice President--Market Development
Daniel J. Finnegan ................. 34   Vice President--Finance and Assistant Secretary
W. Howard Foote, Jr................  56   Secretary and General Counsel

The directors (other than Jerry L. Abernathy and Jean-Andre Rougeot) of the Company are as follows:

Name                                Age   Position
Dr. Peter Harf.....................  50   Director
Ashok N. Bakhru..................... 54   Director


BACKGROUND OF DIRECTORS AND EXECUTIVE OFFICERS

     All of the Company's executive officers are elected annually by the Board of Directors and serve until their successors are elected and qualified. The Directors are elected annually by Coty Inc., the Company's sole stockholder, and hold office until their respective successors are elected and qualified.

     JEAN-ANDRE ROUGEOT has been President of the Company since March 1, 1997 and a Director and the Chief Executive Officer since July 1993. From June 1991 to August 1993, Mr. Rougeot served as Director General of S.A. Camp Fabrica de Jabones and from July 1992 through August 1993, Mr. Rougeot served as Director

General of Parera S.A., each a Spanish subsidiary of Benckiser. Since August 1993, Mr. Rougeot has been President of the Coty division of Coty Inc. and he continues as Executive Vice President of Coty Inc.

     JERRY L. ABERNATHY has been Chairman of the Company since March 1, 1997. From June 1992 to February 1997, Mr. Abernathy served as Director, President and Chief Operating Officer of the Company. From 1985 through June 1992, Mr. Abernathy served as Executive Vice President of the Coty division of Pfizer. Mr. Abernathy was Vice President--Sales of the Coty division of Pfizer from 1976 until 1985. Mr. Abernathy will retire as chairman and as a member of the board of directors of the Company effective December 31, 1997. His amended employment agreement provides for him to render consulting services to the Company through December 31, 1999.

     JAMES N. MCDOUGALD has been the Senior Vice President--Sales of the Company since Benckiser's acquisition of the Coty business in June 1992. From 1988 through June 1992, Mr. McDougald served as Vice President--Sales of the Coty division of Pfizer. Mr. McDougald was a Regional Sales Manager of the Coty division of Pfizer from 1972 through 1988.

     ROBERT R. CLARKE has been Senior Vice President--Manufacturing and Distribution of the Company since Benckiser's acquisition of the Coty business in June 1992. From 1983 through June 1992, Mr. Clarke served as Vice President--Manufacturing and Distribution of the Coty division of Pfizer. Mr. Clarke was Director of Distribution Operations of the Coty division of Pfizer from 1975 through 1983.

     MARY C. MANNING has been Senior Vice President--Market Development of the Company since April 1996. From June 1992 through March 1996, Ms. Manning served as Vice President--Market Development of the Company. From October 1990 through May 1992, Ms. Manning served as Vice President--Market Development of the Coty division of Pfizer. From 1979 through October 1990, Ms. Manning served as Director of Market Development of the Coty division of Pfizer.

     DANIEL J. FINNEGAN has been Vice President--Finance and Assistant Secretary of the Company since November 1996. From January 1994 to October 1996, Mr. Finnegan served as Controller of the Company. From August 1984 to December 1994, Mr. Finnegan was at KPMG Peat Marwick, New York, New York, serving as a Senior Audit Manager since July 1991.

     W. HOWARD FOOTE, JR. has been Secretary and General Counsel of the Company since January 1994. Mr. Foote served as Director of Legal Services of the Coty Division of Pfizer from 1980 until June 1992 and as Director of Legal Services of the Consumer Division of Pfizer from June 1992 until December 1993.

                             --------------------

     DR. PETER HARF has been Chairman of the Board and a Director of the Company since Benckiser's acquisition of the Coty business in June 1992. In addition, Dr. Harf has served as Chairman and Chief Executive Officer of Benckiser since January 1988. Effective March 1, 1997, Dr. Harf resigned his position as Chairman of the Board but remains a Director of the Company. Dr. Harf continues to serve as Chairman of the Board of Coty Inc. and is a Director of Brunswick Corporation.

     ASHOK N. BAKHRU has been a Director of the Company since December 1996. In addition, Mr. Bakhru has served as Executive Vice President--Finance and Administration and Chief Financial Officer of Coty Inc. since April 1996. Prior to joining the Company, Mr. Bakhru was employed by Scott Paper Company as Senior Vice President from 1991 to 1994 and as Senior Vice President and Chief Financial Officer from 1985 to 1991. Mr. Bakhru is a Trustee and Chairman of the Board of Goldman Sachs Money Market Trust and of Goldman Sachs Trust, each of which is a Massachusetts business trust, and a Director and Chairman of the Board of Goldman Sachs Equity Portfolios, Inc., a Maryland corporation.


COMPENSATION OF DIRECTORS

     Directors are reimbursed by the Company for out-of-pocket expenses incurred in attending meetings of the Board of Directors as part of the policy of the Company and Benckiser to reimburse employees for such expenses. Directors are not compensated for serving on the Board of Directors.

     Directors are entitled to indemnification by Coty, in accordance with the terms of its Amended and Restated Certificate of Incorporation, for any breach of fiduciary duty to the fullest extent permitted by Delaware law.

     Directors who are also employees of Benckiser have been provided with an additional indemnity by Benckiser for serving in the capacity of an officer and/or director of the Company or any of the Company's subsidiaries. Pursuant to an indemnification agreement, each such director is entitled to indemnification for, among other things, claims against any such director if such director acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the Company or any of the Company's subsidiaries as the case may be.

Item 11.  Executive Compensation

     The following table sets forth the annual compensation for services in all capacities to the Company for the years ended December 31, 1996, 1995 and 1994 of each of Jerry L. Abernathy, Chairman of the Company, and the other five most (see footnote 4 below) highly compensated executive officers of the Company (the "Named Executive Officers").


Name and Principal Position (1)                    ANNUAL COMPENSATION              ALL OTHER
-------------------------------                   --------------------
                                                  YEAR      SALARY    BONUS (3)    COMPENSATION
                                                  ----      ------    ---------    -------------
                                                              (2)                    (4)
                                                              ---                    ---
Jerry L. Abernathy                               1996       $352,800   $416,789     $   4,500
   Chairman...................................   1995        339,120    382,360         4,500
                                                 1994        331,993    318,208         4,500

Joseph T. Markowski (5)                          1996        147,000    343,851       151,500
   Senior Vice President - Marketing             1995        280,080    309,048         4,500
                                                 1994        275,224    262,521         4,500

James N. McDougald                               1996        218,500    252,678         4,500
   Senior Vice President - Sales..............   1995        210,000    212,405         4,500
                                                 1994        209,504    192,913         4,500

Robert R. Clarke                                 1996        198,500    229,234         4,500
   Senior  Vice President - Manufacturing and    1995        190,500    192,697         4,500
   Distribution...............................   1994        182,300    175,014         4,500

Victor E. Zast                                   1996        238,380    185,000         4,500
   President - New Product Distribution          1995        231,420    173,000         4,500
   Division  of  Coty US Inc..................   1994        221,450    173,320         4,500

Mary C. Manning                                  1996        182,000    208,394         4,500
   Senior Vice President - Market Development    1995        172,200    171,501         4,500
                                                 1994        161,100    155,763         4,500


----------------------

(1) As noted above, on March 1, Mr. Abernathy became Chairman of the Company and Mr. Rougeot became President and Chief Executive Officer. Mr. Rougeot, also serves as Executive Vice President of Coty Inc. and his compensation is paid by Coty Inc. Mr. Rougeot has never received compensation from the Company.

(2) The amounts in the "Salary" column represent the annual base salary for each of the named officers.

(3) The amounts in the "Bonus" column represent the annual bonus amounts earned in the years 1996, 1995 and 1994 by each of the named executive officers.

(4) The Named Executive Officers have not, as of December 31, 1996, received from the Company any stock option awards or grants of restricted stock as compensation. The amounts in the "All Other Compensation" column represent the matching contributions that the Company makes to the Company's Incentive Savings Plan. Such amount for Mr. Markowski also includes consulting fees earned subsequent to his retirement from the Company effective June 30, 1996.


(5)  Joseph T. Markowski retired from the Company effective June 30, 1996.

PENSION PLAN

     Coty Inc. maintains a defined benefit pension plan (the "Plan") for the benefit of the Company which is designed to qualify under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), for its salaried employees (including its executive officers) who work 1,000 hours or more during a year of employment. As of January 1, 1997 approximately 1,416 employees of the Company and its subsidiaries participated in the Plan, including each of the Named Executive Officers of the Company.

     The Plan provides covered employees a monthly retirement benefit at normal retirement age (currently age 65) equal to six tenths of one percent of the employee's compensation for each year of service to the Company (or to a recognized predecessor Company) up to the "social security integration level", plus one percent of the employee's compensation in excess of the "social security integration level". "Social Security integration level," for each Plan year, is the average of the taxable wage bases in effect for each year in the thirty-five year period ending with the year in which the determination is made. The Named Executive Officers each have five years of credited service under the Plan as of January 1, 1997.

     The projected benefits payable at normal retirement age (currently age 65) for the Named Executive Officers are as follows:

NAME                                      PROJECTED ANNUAL BENEFIT
----                                      ------------------------
Jerry L. Abernathy                                $15,411
Joseph T. Markowski....................            22,280
James N. McDougald.....................            10,348
Robert R. Clarke.......................            26,609
Victor E. Zast.........................            28,353
Mary C. Manning........................            28,652


     The projected benefits shown above assume no increase in future pay levels, no future increases in the social security taxable wage base and no future increases in limits provided for under Section 401(a)(17) of the Internal Revenue Code.


EMPLOYMENT AND SEVERANCE AGREEMENTS

     In February 1997, the Company and Mr. Abernathy entered into an employment agreement which amended an earlier agreement and which provides Mr. Abernathy with a salary of $375,000 from March 1 through December 31, 1997, and a bonus payable by March 31, 1998 with respect to 1997, and a fee for consulting services to be rendered through December 31, 1999. Mr. Abernathy has agreed not to compete with the Company or Coty Inc. for a period extending for two years after the conclusion of his consulting assignment.

     In June 1992, the Company entered employment agreements with each of James
N. McDougald, Robert R. Clarke and Mary C. Manning. Pursuant to the terms of the agreements, Mr. McDougald is to receive an annual base salary of not less than $180,000; Mr. Clarke is to receive an annual base salary of not less than $165,000; Ms. Manning is to receive an annual base salary of not less than $150,000; and each of these executive officers is entitled to receive an additional annual compensation amount to be paid in accordance with a formula which is tied to the Company's earnings before interest and taxes. The agreements provide for severance benefits if any such executive officer is terminated for reasons other than for "cause" (including termination resulting from a change in control of the Company) or any such executive officer resigns for "good reason". Upon the occurrence of either event, each such executive officer is entitled to receive his or her base salary through August 1997 plus any bonus amounts deemed earned and due. The agreements terminate in August 1997. Each such executive officer has agreed not to compete with the Company or Benckiser in the United States fragrance or cosmetics business for a period of two years from the date of termination of employment. Victor E. Zast also has an employment agreement dated December 31, 1991, as amended October 5, 1993, pursuant to which Mr. Zast is entitled to receive a 1996 salary of $238,380 and an annual bonus amount to be paid in accordance with a formula which is tied to the operating results of the New Product Distribution business of Coty US Inc. and the Company's operating performance. Pursuant to the terms of the agreement, Mr. Zast is entitled to certain severance benefits upon termination in an amount not to exceed his 1994 total salary.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this filing, the number and percentage of outstanding shares of Common Stock beneficially owned by each person known by the Company to beneficially own more than 5% of such stock.

Name and Address           Shares of Common Stock      Percentage of Common
of Beneficial Owner          Beneficially Owned          Stock Outstanding
-------------------          ------------------          -----------------
Coty Inc.
1325 Avenue of the Americas
New York, New York 10019            100                       100%

     All of the issued and outstanding voting capital stock of Coty Inc. is beneficially owned directly by Benckiser.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company is a wholly owned subsidiary of Coty Inc. Due to its ownership of all the capital stock of the Company, Coty Inc. is able to direct and control the management and policies of the Company, and can force or block mergers, sales of all or substantially all the Company's assets and similar transactions. The Company's Board of Directors has been, and is expected to continue to be, comprised entirely of designees of Coty Inc. In addition, because of the Company's ownership by Coty Inc., it is unlikely that the Company would be able to develop sales of its products outside of the United States, other than through agreements with Coty Inc.


PREFERRED STOCKS INTEREST IN QHI GROUP HOLDINGS, INC.

     Quintessence Transaction. In 1991, BCPI acquired all of the outstanding capital stock of Quintessence. Victor E. Zast, an officer of the Company, was a stockholder in Quintessence at the time of such acquisition. Mr. Zast received the same consideration per share in the transaction as did the other stockholders of Quintessence. In January 1994, BCPI contributed all of the outstanding capital stock of Quintessence to QHIG in exchange for 1,000 shares of the Series A Preferred Stock of QHIG (the "Series A Preferred Stock") having an aggregate liquidation preference of $68.0 million, the fair market value of Quintessence at the date of the exchange (the "Quintessence Transaction"). Contemporaneously with this exchange, Coty contributed $1.0 million to QHIG in return for 100 shares of QHIG's Common Stock. On June 30, 1995, BCPI transferred the Series A Preferred Stock to Coty Inc.

     Coty Inc., as the holder of the Series A Preferred Stock, is entitled to receive quarterly dividends which accrue at a rate per share per annum equal to 7% of the liquidation preference of such shares, as declared by the Board of Directors of QHIG. At the sole discretion of the Board of Directors of QHIG, any such dividend may be paid, in lieu of paying such dividend in cash, in additional shares of Series A Preferred Stock, such additional shares having a liquidation value equal to the amount of such dividends so paid in additional shares. In the event of any liquidation, dissolution or winding up of QHIG, Coty Inc., as the holder of the shares of Series A Preferred Stock, shall be entitled to be paid $68.0 million plus an amount equal to the dividends accrued at such time. At any time (i) after January 4, 1999, at the option of QHIG or (ii) after January 4, 2007, at the option of Coty Inc., as the holder of the Series A Preferred Stock, QHIG is required to redeem the Series A Preferred Stock. Notwithstanding the foregoing, QHIG is not permitted to redeem any shares of Series A Preferred Stock in the event that such redemption will violate the terms of any loan agreement, mortgage, indenture or other similar document. Subject to certain exceptions, the Credit Facility and the Indenture restrict Coty and its subsidiaries, including QHIG, from making certain dividend payments, including dividend payments on the Series A Preferred Stock (other than in-kind). QHIG has guaranteed the Company's obligations under the Credit Facility and has also guaranteed on a senior subordinated basis, the Company's obligations under the Notes.

     Pursuant to an Option Agreement (the "Option Agreement") between Benckiser and Coty Inc., Coty Inc. has granted an irrevocable right and option to Benckiser to purchase from Coty Inc. all of the Series A Preferred Stock then held by Coty Inc. for a purchase price equal to the fair market value of such shares at the time of purchase. The option is exercisable only in the event that the indebtedness under the Indenture or the Credit Facility has been accelerated or not paid when due. In addition, Benckiser and Coty have entered into an Equity Contribution Agreement (the "Equity Contribution Agreement") whereby Benckiser has agreed (i) to exercise its purchase option on the Series A Preferred Stock in the event of such acceleration and (ii) to contribute to the common equity capital of Coty all of the Series A Preferred Stock so purchased.

     Calgon Transaction. Pursuant to a licensing agreement with Calgon Corporation, Benckiser has the exclusive right to produce, market and distribute Calgon bath products in the United States and its territories and possessions. Such licensing agreement is exclusive and royalty free to Benckiser and terminates in April 2017. Benckiser initially assigned such license to BCPI. In January 1995, BCPI contributed the license rights to produce, market and distribute in the United States and its territories and possessions the U.S. bath products line of the Calgon brand to QHIG in exchange for the Series B Preferred Stock having an aggregate liquidation preference of $7.0 million. As a result of such contribution, the Company has assumed the marketing responsibilities for the Calgon bath products line in the United States. BCPI provides to the Company certain services related to the Calgon bath products line. The terms of the Series B Preferred Stock (other than the aggregate liquidation preference of such shares) are identical to those of the Series A Preferred Stock, except that (i) the quarterly dividend rate is equal to 8.5% per annum per share and (ii) the Series B Preferred Stock may be redeemed at any time after January 4, 2000 at the option of QHIG, subject to any restrictions contained in debt instruments of the Company. On June 30, 1995, BCPI transferred the Series B Preferred Stock to Coty Inc. The Option Agreement and Equity Contribution Agreement also apply to the Series B Preferred Stock on like terms as those described above in conjunction with the Series A Preferred Stock. See "Coty Inc."


QUINTESSENCE INTERNATIONAL TRANSACTION

     At the time Benckiser acquired the Coty business in 1992, it also acquired Coty's significantly smaller international business. Since 1992, Benckiser (now Coty Inc.) has conducted Coty's international business from its operations in Europe. The Company does not currently conduct any international operations and does not expect to expand internationally from the Company's base in the United States.

     At the time BCPI acquired Quintessence in 1991, it also acquired Quintessence's international product lines. As a result of the combination of the Coty business with that of Quintessence, the Quintessence international product lines became part of the Company's operations. In October 1994, the Company and Quintessence sold the Quintessence international product lines to Benckiser (now Coty Inc.) for a cash purchase price of $13.0 million. The consummation of this transaction allows Coty Inc. to conduct all of its international mass-market fragrance business from outside the United States.

Pursuant to an intercompany services agreement, the Company provides to Coty Inc. certain services related to the Quintessence international product lines. See "Master Intercompany Agreement." The Company continues to operate the Quintessence business within the United States and its territories and possessions.


MASTER INTERCOMPANY AGREEMENT

     In October 1994, the Company entered into a Master Intercompany Agreement with BCPI and Benckiser (on behalf of Benckiser and all of its subsidiaries (other than Coty and BCPI)) pursuant to which the parties formalized the terms and conditions applicable to a number of existing and proposed intercompany services and relationships, including the following:

     Calgon. Beginning January 1, 1995, BCPI began providing to the Company certain services relating to the Calgon bath products line in the United States, including purchasing raw materials, manufacturing, packaging and warehousing products and performing certain customer services. BCPI charges the Company a fee of not more than 108% (subject to adjustment for certain tax events) of the actual costs incurred (which costs shall include a reasonable allocation of overhead and general administrative expenses) by BCPI in providing such services. BCPI provided such services for an initial term ended on June 30, 1996. The term was extended to June 30, 1997 and will renew automatically for successive one year terms unless otherwise terminated by either the Company or BCPI on six months notice. In 1996 and 1995, the Company made purchases of Calgon bath products from BCPI in the amount of $6.9 million and $5.4 million, respectively.

     Quintessence International. Beginning October 1994, the Company began providing to Benckiser (now Coty Inc.) certain services relating to the Quintessence international product lines, including certain marketing and manufacturing services. The Company charges Coty Inc. a fee of not more than 108% (subject to adjustment for certain tax events) of the actual costs incurred (which costs shall include a reasonable allocation of overhead and general administrative expenses) by the Company in providing such services. The Company provided such services for an initial term ended on June 30, 1996. The term was extended to June 30, 1997 and will renew automatically for successive one year terms unless otherwise terminated by either the Company or Coty Inc. on six months notice.

     Research and Development. From January 1, 1994, the Company has provided and will continue to provide to Benckiser (now Coty Inc.) and its various subsidiaries certain research and development services relating to fragrances, cosmetics and related products. The Company charges Coty Inc. (or the applicable Coty Inc. subsidiary) a fee of not more than 108% (subject to adjustment for certain tax events) of the actual costs incurred (which costs shall include a reasonable allocation of overhead and general administrative expenses) by the Company in providing such services. The Company provided such services for an initial term ended on June 30, 1996. The term was extended to June 30, 1997 and will renew automatically for successive one year terms unless otherwise terminated by either the Company or Coty Inc. on six months notice. The fee charged by the Company to affiliates for the years ended December 1996, 1995 and 1994 amounted to $3.2 million, $2.0 million and $1.8 million, respectively.

     Manufacturing and Other Services. The Company and Benckiser (now Coty Inc.) or its subsidiaries have historically provided and will continue to provide certain product manufacturing services and, from time to time, will provide various other operating services in the ordinary course of business. The parties will charge each other a fee of not more than 108% (subject to adjustment for certain tax events) of the actual costs incurred (which costs shall include a reasonable allocation of overhead and general administrative expenses) in providing manufacturing services. The fees for other services will also be negotiated by the parties in good faith and on an arm's length basis. Such services were provided for an initial term ended on June 30, 1996. The term was extended to June 30, 1997 and will renew automatically for successive one year terms unless otherwise terminated by either the Company or Coty Inc. on six months notice. Net sales to affiliates and related costs for the years ended December 31, 1996, 1995 and 1994 amounted to $15.7 million and $14.1 million, respectively; $12.2 million and $11.4 million, respectively; and $12.1 million and $11.2 million, respectively.

     Licensing. Coty and its subsidiaries have entered into certain license agreements, including sublicenses relating to the Calgon trademarks. Pursuant to the Calgon sublicense, QHIG has the exclusive right to use and to sublicense to its affiliates, including Coty, the Calgon trademarks relating to bath products in the United States and has agreed to pay Benckiser a monthly royalty of 5% of the net sales of Calgon products. In addition, Coty Inc. and the Company have agreed that Coty Inc. from time to time may license to the Company trademarks related to fragrances, cosmetics and related products and that the Company will pay Coty Inc. an annual royalty not to exceed 8% of net sales (except in the case of a sublicense of a trademark licensed but not owned by Coty Inc. or any of its subsidiaries, in which case the annual royalty may exceed 10% of net sales but will not exceed the royalty payable by Coty Inc. itself). In 1996 and 1995, royalties related to the Calgon trademarks, incurred by the Company payable to Benckiser, amounted to $0.9 million and $0.8 million, respectively.

     Stetson. When Benckiser acquired the Coty business from Pfizer, Benckiser, the Company and Pfizer entered into an agreement with the John B. Stetson Company pursuant to which, among other things, Pfizer guaranteed that annual royalties under the Stetson license would not be less than $4.65 million for each year from 1993 through 2001. Pursuant to the terms of a separate agreement, Benckiser agreed to reimburse Pfizer for 50% of any payment due under such guarantee for 1997 and 100% of any payment due under such guarantee for each year from 1998 through 2001. Pursuant to the Master Intercompany Agreement, the Company has agreed to reimburse Benckiser for a portion of any such payments equal to the proportion that the United States Stetson business bears to the worldwide Stetson business. On an annual basis since 1993, the Company's worldwide royalty payments did not exceed the $4.65 million minimum, and Pfizer paid to the John B. Stetson Company the payment required as a result of the shortfall. For a description of the Stetson license, see "Description of

Business - Stetson License Agreement".

     Quintessence Acquisition. When BCPI acquired Quintessence in 1991, it received certain indemnification rights from the sellers of the Quintessence business under the acquisition agreement. Coty currently owns all of the outstanding common stock of Quintessence. As a result, BCPI has agreed to take such actions in respect of any claims for indemnity under the acquisition agreement as Coty may, from time to time, request.

     Subsidiary Licensing. Coty has entered into certain license agreements, including licenses relating to the Jovan, Aspen and Calgon trademarks, with its subsidiaries. Pursuant to the Jovan and Aspen sublicense, Coty has the exclusive right to use the Jovan and Aspen trademarks in the United States and its territories and has agreed to pay Quintessence a quarterly royalty of 5% of Coty's net sales of Jovan and Aspen products. Pursuant to the Calgon sublicense, Coty has the exclusive right to use the Calgon trademarks relating to bath products in the United States

`and its territories and has agreed to pay QHIG a monthly royalty of 5% of Coty's net sales of Calgon products. QHIG in turn pays an identical royalty to Benckiser.

     In addition, Coty and its subsidiaries have agreed that they may from time to time license to each other trademarks relating to fragrances, cosmetics and related products and that the party receiving such license will pay to the licensor an annual royalty not to exceed 8% of net sales (except in the case of a sublicense of a trademark licensed but not owned by Coty or one of its subsidiaries, in which case the annual royalty may exceed 10% of net sales but will not exceed the royalty payable by Coty or such subsidiary itself).

     Coty Barbados Services. Coty and Coty Inc. (Barbados), a wholly owned subsidiary of Coty which is intended to qualify as a Foreign Sales Corporation under Section 922 of the Internal Revenue Code, ("Coty Barbados"), have entered into a Commission Agreement and Service Agreement pursuant to which (i) Coty has appointed Coty Barbados to solicit, negotiate, and make contracts for the provision of certain services for a commission to be determined, on a case-by-case basis, in accordance with the Internal Revenue Code and (ii) Coty Barbados has appointed Coty to provide certain services, including advertising and sales promotion and the processing of customer orders, for a fee not to exceed the actual costs incurred in providing such services (which costs shall include a reasonable allocation of overhead and general administrative expenses).


COTY INC.

     On March 1, 1995, Benckiser contributed to the predecessor of Coty Inc. all of the capital stock of the Company in exchange for all of the common stock of Coty Inc. On such date, BCPI contributed to Coty Inc. all of the capital stock of Lancaster Group (USA) Inc., a Delaware corporation, (subsequently merged with and into Lancaster US LLC, a Delaware limited liability company), in exchange for the preferred stock (non-voting) of Coty Inc. On June 30, 1995, BCPI transferred QHIG's Series A Preferred Stock and Series B Preferred Stock to Coty Inc. Coty Inc. entered into an Option Agreement with Benckiser, requiring Coty Inc. to sell the Series A Preferred Stock and the Series B Preferred Stock to Benckiser upon the occurrence of certain events, on the same terms as the Option Agreement between Benckiser and BCPI. In 1996, Coty Inc. purchased its preferred stock from BCPI. The Company has entered into a tax-sharing agreement with Coty Inc. pursuant to which the Company has agreed to bear a portion of the consolidated income taxes of Coty Inc. and its subsidiaries, but in no event greater than the income taxes otherwise payable by the Company and its subsidiaries if the Company and its subsidiaries were an independent consolidated group. The Indenture restricts the type of tax-sharing agreement into which the Company can enter. Although management believes the Company will not be adversely affected as a result of ownership by Coty Inc., under United States tax laws, the Company would be liable jointly and severally for the federal income tax liability of any corporation in the same consolidated group as the Company, including Coty Inc. and any other corporation owned directly or indirectly by Coty Inc.


LANCASTER GROUP US LLC

     Effective February 1, 1996, pursuant to the Master Intercompany Agreement, the Company began providing various management and administrative services to Lancaster US LLC. In addition, the Company will provide certain manufacturing services for Lancaster US LLC promotional products such as gift sets. The Company will charge Lancaster US LLC a fee of not more than 108% (subject to adjustment for certain tax events) of the actual costs incurred (which costs shall include a reasonable allocation of overhead and general administrative expenses) by the Company in providing such services. The Company provided such services for an initial term ended June 30, 1996. The term was extended to June 30, 1997 and will renew automatically for successive one year terms unless terminated by either the Company or Lancaster US LLC on six months notice. In 1996, fees from Lancaster US LLC totaled $2.0 million. In addition, since July 1996, Lancaster US LLC utilizes approximately 20% of the Company's New York office space and pays a pro rata portion of the annual rental charges. Such pro rata portion amounted to $.2 million in 1996.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  List of documents filed as part of this Report:

          (1) Consolidated Financial Statements and Independent Auditors' Reports included herein: See Index on page F-1


          (2)  Financial Statement Schedule: See Index on page F-1

          (3)  Index to and List of Exhibits:
               The exhibits which are filed with this report or which are incorporated by reference are set forth in the exhibit index hereto.

     (b)  Reports on Form 8-K:

               (1) A report on Form 8-K was filed on June 4, 1996 reporting the change in the Company's corporate name from Coty Inc. to Coty US Inc.

                                INDEX TO EXHIBITS

Exhibit
Number     Description                                                            Page
------     -----------                                                            ----


3.01      Amended and Restated Certificate of Incorporation of Coty US Inc.
          dated December 14, 1994 (Incorporated by reference to Exhibit 3.01 to the Company's Form S-1 Registration Statement No. 33-89774)..........

3.02      Bylaws of Coty US Inc. (Incorporated by reference to Exhibit 3.02 to the Company's Form S-1 Registration Statement No. 33-89774)..........

3.03      Certificate of Amendment of the Amended and Restated Certificate of
          Incorporation of Coty US Inc. dated May 22, 1996 (Incorporated by reference to Exhibit 3.02 to the Company's Form 8-K dated May 30,
          1996)................................................................

4.01      Indenture dated as of April 27, 1995 between Coty US Inc. and The
          First National Bank of Boston, Trustee (Incorporated by reference to
          Exhibit 4.01 to the Company's Form S-1 Registration Statement No.
          33-89774)............................................................

4.02      Form of Note (Incorporated by reference to Exhibit 4.02 to the
          Company's Form S-1 Registration Statement No. 33-89774)..............

10.01     License Agreement dated November 19, 1980 between John B. Stetson
          Company and Pfizer Inc. (Incorporated by reference to Exhibit 10.01 to the Company's Form S-1 Registration Statement No.33-89774)...........

10.02     First Amendment to License Agreement dated January 1, 1986 between
          John B. Stetson Company and Pfizer Inc. (Incorporated by reference to
          Exhibit 10.02 to the Company's Form S-1 Registration Statement No.
          33-89774)............................................................

10.03     Second Amendment to License Agreement dated August 14, 1990 between
          John B. Stetson Company and Pfizer Inc. (Incorporated by reference to
          Exhibit 10.03 to the Company's Form S-1 Registration Statement No.
          33-89774)...........................................................

10.04     Consent and Agreement dated May 1, 1992 between John B. Stetson
          Company, Pfizer Inc., Joh. A. Benckiser GmbH, Coty US Inc. and
          Benckiser Consumer Products Inc. (Incorporated by reference to Exhibit
          10.04 to the Company's Form S-1 Registration Statement No. 33-89774)..

10.05     Credit Agreement dated as of December 21, 1994 between Coty US Inc.
          and The First National Bank of Chicago, as Agent, and certain Lenders named therein, as amended (Incorporated by reference to Exhibit 10.05 to the Company's Form S-1 Registration Statement No. 33-89774)......

10.06     Subsidiaries Guaranty dated as of December 21, 1994 among QHI Group
          Holdings, Inc., Quintessence Incorporated and The First National Bank
          of Chicago (Incorporated by reference to Exhibit 10.06 to the
          Company's Form S-1 Registration Statement No. 33-89774)..............

10.07*    Amended and Restated Incentive Savings Plan for Employees of
          Benckiser Consumer Products Inc. dated November 24, 1993 (Incorporated by reference to Exhibit 10.07 to the Company's Form S-1 Registration
          Statement No. 33-89774)..............................................


10.08     Sublease dated August 24, 1992 by and between Haythe & Curley, a New
          York partnership and Coty US Inc. (Incorporated by reference to
          Exhibit 10.08 to the Company's Form S-1 Registration Statement No.
          33-89774)............................................................

10.09     Loan Agreement dated as of December 21, 1994 among Joh. A. Benckiser
          GmbH and Coty US Inc., as amended (Incorporated by reference to
          Exhibit 10.09 to the Company's Form S-1 Registration Statement No.
          33-89774)............................................................

10.10     Master Intercompany Agreement dated as of October 15, 1994 among Coty
          US Inc., Benckiser Consumer Products Inc. and Joh. A. Benckiser GmbH
          (Incorporated by reference to Exhibit 10.10 to the Company's Form S-1
          Registration Statement No. 33-89774).................................

10.11*    Employment Agreement dated June 16, 1992 between Coty Inc., Benckiser
          Consumer Products Inc. and Jerry L. Abernathy (Incorporated by
          reference to Exhibit 10.11 to the Company's Form S-1 Registration
          Statement No. 33-89774)..............................................

10.12*    Employment Agreement dated June 16, 1992 between Coty Inc., Benckiser
          Consumer Products Inc. and James N. McDougald (Incorporated by
          reference to Exhibit 10.12 to the Company's Form S-1 Registration
          Statement No. 33-89774)..............................................

10.13*    Employment Agreement dated June 16, 1992 between Coty Inc., Benckiser
          Consumer Products Inc. and Robert R. Clarke (Incorporated by reference to Exhibit 10.13 to the Company's Form S-1 Registration Statement No.
          33-89774)............................................................

10.14*    Employment Agreement dated June 16, 1992 between Coty US Inc.,
          Benckiser Consumer Products Inc. and Mary C. Manning (Incorporated by
          reference to Exhibit 10.14 to the Company's Form S-1 Registration
          Statement No. 33-89774)..............................................

10.15*    Employment Agreement dated December 17, 1991 between Benckiser
          Consumer Products Inc. and Victor E. Zast, as amended (Incorporated by reference to Exhibit 10.15 to the Company's Form S-1 Registration
          Statement No. 33-89774)..............................................


10.16     Lease Agreement dated October 29, 1982 between Jovan, Inc. (now known as Quintessence Incorporated) and LaSalle National Bank, as Trustee
          under Trust No. 100049 (Incorporated by reference to Exhibit 10.18 to the Company's Form S-1 Registration Statement No. 33-89774)..........

10.17     First Amendment to Lease Agreement dated March 11, 1983 between
          LaSalle National Bank, as Trustee under Trust No. 100049 and Jovan,
          Inc. (Incorporated by reference to Exhibit 10.19 to the Company's Form
          S-1 Registration Statement No. 33-89774).............................

10.18     Second Amendment to Lease Agreement dated March 16, 1984 between
          LaSalle National Bank, as Trustee under Trust No. 100049 and Beecham
          Cosmetics Inc. (now known as Quintessence Incorporated) (Incorporated by reference to Exhibit 10.20 to the Company's Form S-1 Registration
          Statement No. 33-89774)..............................................




10.19     Third Amendment to Lease Agreement dated September 27, 1988 between
          LaSalle National Bank, as Trustee under Trust No. 100049 and
          Quintessence Incorporated (formerly known as Jovan, Inc.)
          (Incorporated by reference to Exhibit 10.21 to the Company's Form S-1
          Registration Statement No. 33-89774).................................

10.20*    The Pension Plan for Employees of Benckiser Consumer Products Inc.
          dated July 1, 1987, as amended (Incorporated by reference to Exhibit
          10.22 to the Company's Form S-1 Registration Statement No. 33-89774).

10.21     Equity Contribution Agreement between Coty US Inc. and Joh. A.
          Benckiser GmbH (Incorporated by reference to Exhibit 10.23 to the
          Company's Form S-1 Registration Statement No. 33-89774)..............

10.22     Indemnification Agreement dated October 15, 1994 between Joh. A.
          Benckiser GmbH and Jean-Andre Rougeot (Incorporated by reference to
          Exhibit 10.24 to the Company's Form S-1 Registration Statement No.
          33-89774)............................................................

10.23     Indemnification Agreement dated October 15, 1994 between Joh. A.
          Benckiser GmbH and Dr. Peter Harf (Incorporated by reference to
          Exhibit 10.26 to the Company's Form S-1 Registration Statement No.
          33-89774)............................................................

10.24     Coty Inc. and Subsidiaries Tax Sharing Agreement dated as of March 1,
          1995 by and among Coty Inc., Lancaster Group (USA) Inc., Coty US Inc., and any other direct domestic subsidiaries of Coty Inc. (Incorporated by reference to Exhibit 10.27 to the Company's Form S-1 Registration
          Statement No. 33-89774)..............................................

10.25     Option Agreement between Joh. A. Benckiser GmbH and Coty Inc.
          (Incorporated by reference to Exhibit 10.28 of the Company's Form 10-K for the fiscal year ended December 31, 1995).........................

10.26 First Amendment to Sublease Agreement dated August 24, 1992 by and between Haythe & Curley, a New York Partnership and Coty US Inc.

10.27*    Employment Agreement dated March 1, 1997 between Coty US Inc. and
          Jerry L. Abernathy.................................................

21.01     Subsidiaries of Coty US Inc. (Incorporated by reference to Exhibit
          21.01 of the Company's Form 10-K for the fiscal year ended December
          31, 1995)............................................................

27.01     Financial Data Schedule

--------------

* Indicates a management contract or compensatory plan or arrangement.


                               SIGNATURES

Dated:  March 18, 1997

          Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COTY US INC.
                                  ------------
                                  (Registrant)

By:    /s/Jean-Andre Rougeot              By:  /s/Daniel J. Finnegan
      -------------------------------         ----------------------------------
       Jean-Andre Rougeot                      Daniel J. Finnegan
       President                               Vice President, Finance
       (Principal Executive Officer)           (Principal Financial and
                                               Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 18, 1997 and in the capacities indicated.

         SIGNATURES                              TITLE
         ----------                              -----

/s/Jerry L. Abernathy
-----------------------------
(Jerry L. Abernathy)                            Chairman


/s/Dr. Peter Harf
-----------------------------
(Dr. Peter Harf)                                Director


/s/Jean-Andre Rougeot
-----------------------------
(Jean-Andre Rougeot)                            Director


/s/Ashok N. Bakhru
-----------------------------
(Ashok N. Bakhru)                               Director


                        COTY US INC. AND SUBSIDIARIES
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                      PAGE

Independent Auditors' Reports.......................................F-2 and F-3

AUDITED FINANCIAL STATEMENTS:

      Consolidated Balance Sheets as of
      December 31, 1996 and December 31, 1995 ............................. F-4

      Consolidated Statements of Income for
      each of the years in the three-year period
      ended December 31, 1996.............................................. F-5

      Consolidated Statements of Stockholder's
      Equity for each of the years in the
      three-year period ended December 31, 1996............................ F-6

      Consolidated Statements of Cash Flows for
      each of the years in the three-year period
      ended December 31, 1996.............................................. F-7

      Notes to Consolidated Financial Statements........................... F-8

FINANCIAL STATEMENT SCHEDULE:

      Schedule VIII - Valuation and Qualifying
       Accounts for each of the years in the
          three-year period ended December 31, 1996........................ S-1



                          INDEPENDENT AUDITORS' REPORT

          To the Stockholder of Coty US Inc.:

          We have audited the accompanying consolidated balance sheets of Coty
US Inc. (formerly Coty Inc.) (a Delaware corporation) and subsidiaries as of
December 31, 1996 and 1995 and the related consolidated statements of income, stockholder's equity and cash flows for the years then ended. Our audit also included the financial statement schedule as listed in the index on page F-1.
These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coty US Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

\s\ Deloitte & Touche LLP

New York, New York
March 3, 1997



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

          To the Stockholder of Coty US Inc. (formerly Coty Inc.):

          We have audited the accompanying consolidated statements of income, stockholder's equity and cash flows of Coty US Inc. (formerly Coty Inc.) (a
Delaware corporation) and subsidiaries for the year ended December 31, 1994.
These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Coty US Inc. (formerly Coty Inc.) and subsidiaries for the year ended December
31, 1994, in conformity with generally accepted accounting principles.

          Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index on page
F-1 is presented for purposes of complying with the Securities and Exchange
Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

\s\ Arthur Andersen LLP

Stamford, Connecticut
February 17, 1995






                        COTY US INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 DECEMBER 31,
                                                                 ------------
                                                                1996           1995
                                                                ----           ----
ASSETS
CURRENT ASSETS
    Cash and cash equivalents .............................   $  7,199   $    445
    Trade accounts receivable, less allowance for doubtful
         accounts of $5,270 and $6,236, respectively ......     88,072     76,400
    Inventories ...........................................     53,563     49,370
    Due from affiliates, net ..............................      4,279      1,318
    Deferred income taxes .................................     35,094     29,170
    Prepaid expenses and other current assets .............      7,548      9,544
                                                              --------   --------
         TOTAL CURRENT ASSETS .............................    195,755    166,247

Property, plant and equipment, net ........................     24,966     26,060
Goodwill and other intangibles, net .......................    327,358    355,140
                                                              --------   --------
         TOTAL ASSETS .....................................   $548,079   $547,447
                                                              ========   ========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES

    Current portion of long-term bank debt ................   $   --     $  7,500
    Accounts payable ......................................     41,430     46,049
    Income and other taxes payable ........................     22,512     16,870
    Accrued liabilities ...................................    137,822    131,811
                                                              --------   --------
         TOTAL CURRENT LIABILITIES ........................    201,764    202,230

Long-term bank debt .......................................       --        8,096
Senior subordinated notes .................................    131,535    131,118
Deferred income taxes .....................................     19,829     26,265
Other long-term liabilities ...............................     28,297     20,620
                                                              --------   --------
         TOTAL LIABILITIES ................................    381,425    388,329
                                                              --------   --------

PREFERRED STOCKS OF SUBSIDIARY HELD BY AFFILIATE ..........     90,470     85,115
                                                              --------   --------


STOCKHOLDER'S EQUITY

    Common stock, $1 par, 100 shares authorized, issued and
         outstanding ......................................       --         --
    Additional paid-in capital ............................     36,809     36,809
    Retained earnings .....................................     39,375     37,194
                                                              --------   --------
         TOTAL STOCKHOLDER'S EQUITY .......................     76,184     74,003
                                                              --------   --------
         TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY .......   $548,079   $547,447
                                                              ========   ========


               See notes to Consolidated Financial Statements.

                        COTY US INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                            (DOLLARS IN THOUSANDS)

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                      1996       1995         1994
                                                      ----       ----         ----

Net sales .....................................   $ 440,699    $ 452,885    $ 409,552
Cost of sales .................................     153,072      152,759      134,946
                                                  ---------    ---------    ---------
    GROSS PROFIT ..............................     287,627      300,126      274,606

Selling, general and administrative expenses ..     216,097      226,006      202,232
Amortization of intangibles ...................      19,456       19,455       20,828
Quintessence integration costs ................       6,000         --          3,397
                                                  ---------    ---------    ---------
    OPERATING INCOME ..........................      46,074       54,665       48,149

Interest expense ..............................      22,434       24,815       17,930
Other income, net .............................      (2,247)        (493)      (1,572)
Minority interest in preferred stocks .........       5,355        5,355        4,760
                                                  ---------    ---------    ---------
    INCOME BEFORE INCOME TAXES ................      20,532       24,988       27,031

Provision for income taxes ....................      12,430       15,005       15,438
                                                  ---------    ---------    ---------
    NET INCOME ................................   $   8,102    $   9,983    $  11,593
                                                  =========    =========    =========

               See notes to Consolidated Financial Statements.

                          COTY US INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (DOLLARS IN THOUSANDS)

                                                        ADDITIONAL     TOTAL
                               COMMON STOCK    PAID-IN  RETAINED  STOCKHOLDER'S
                              SHARES  AMOUNT   CAPITAL   EARNINGS     EQUITY
                              ------  ------   -------   --------     ------

BALANCE, JANUARY 1, 1994 ..     100   $--    $ 36,989    $ 29,118    $ 66,107
Quintessence International
Transaction (Note 1) ......    --      --       6,820        --         6,820
Net income ................    --      --        --        11,593      11,593
                             ------  ------    ------      ------      ------
BALANCE, DECEMBER 31, 1994      100    --      43,809      40,711      84,520
Calgon Transaction (Note 1)    --      --      (7,000)       --        (7,000)
Dividend to parent ........    --      --        --       (13,500)    (13,500)
Net income ................    --      --        --         9,983       9,983
                             ------  ------    ------      ------      ------

BALANCE, DECEMBER 31, 1995      100    --      36,809      37,194      74,003
Dividend to parent ........    --      --        --        (5,921)     (5,921)
Net income ................    --      --        --         8,102       8,102
                             ------  ------    ------      ------      ------
BALANCE, DECEMBER 31, 1996      100   $--    $ 36,809    $ 39,375    $ 76,184
                             ======  ======    ======      ======      ======

               See notes to Consolidated Financial Statements.

                          COTY US INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                     YEAR ENDED DECEMBER 31,

                                                         1996        1995         1994
                                                      ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ........................................   $   8,102    $   9,983    $  11,593
Adjustments to reconcile net income to net cash
    provided by operating activities:
         Depreciation and amortization ............      24,418       23,957       24,047
         Minority interest in preferred stocks ....       5,355        5,355        4,760
         Deferred income taxes ....................      (4,034)      (1,644)       2,417
         Provision for post-retirement benefits ...       2,416        1,919        1,793
         Provision for bad debts ..................       1,980        1,328        2,738
    Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable     (13,652)      (3,689)      10,148
         (Increase) decrease in inventories .......      (4,193)       1,029        1,690
         (Increase) decrease in prepaid expenses
           and other current assets ...............       1,996       (2,955)      (2,205)
         Increase (decrease) in accounts payable ..      (4,619)      10,502        7,759
         Increase in accrued liabilities and other       16,285       21,024        8,429
                                                      ---------    ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES .........      34,054       66,809       73,169
                                                      ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment .....      (2,822)      (1,357)      (2,510)
                                                      ---------    ---------    ---------
CASH USED IN INVESTING ACTIVITIES .................      (2,822)      (1,357)      (2,510)
                                                      ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Dividend to parent ............................      (5,921)     (13,500)        --
    Quintessence International Transaction ........        --           --         13,000
    Repayment of long-term bank debt ..............     (15,596)     (56,000)     (58,300)
    Net proceeds from long-term bank debt .........        --          1,596       66,904
    Net proceeds from senior subordinated notes ...        --        130,788         --
    Net repayment of debt to affiliates ...........        --       (130,000)     (90,572)
    Net repayment of short-term debt ..............        --           (719)     (25,243)
    (Increase) decrease in due from affiliates, net      (2,961)       2,448       23,751
                                                      ---------    ---------    ---------
NET CASH USED IN FINANCING ACTIVITIES .............     (24,478)     (65,387)     (70,460)
                                                      ---------    ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS .........       6,754           65          199
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ......         445          380          181
                                                      ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR ............   $   7,199    $     445    $     380
                                                      =========    =========    =========

CASH PAID FOR:
    Interest ......................................   $ 20,116     $ 20,769     $  17,753
                                                      =========    =========    =========
    Income taxes ..................................   $ 10,822     $ 16,740         8,549
                                                      =========    =========    =========

               See notes to Consolidated Financial Statements.

                          COTY US INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1)       THE COMPANY

          Coty US Inc. (formerly Coty Inc.) ("Coty") and its subsidiaries (collectively, the "Company") is principally in the business of manufacturing and distributing fragrances and other fragrance-related products. In addition, the Company also manufactures and distributes cosmetics, and commencing in January 1995, the Company distributes in the U.S. the Calgon bath products line.

          Coty is an indirect wholly owned subsidiary of Joh. A. Benckiser GmbH ("Benckiser"). On June 5, 1992, pursuant to the Asset Purchase Agreement between Pfizer Inc. ("Pfizer") and Benckiser, Coty commenced operations with the purchase of certain assets and the assumption of certain liabilities of the Coty division of Pfizer. The acquisition was accounted for using the purchase method. The excess of the purchase price and transaction costs over the fair value of net assets acquired was allocated to goodwill.

          In connection with the purchase, Coty was assigned the exclusive license to the Stetson trademarks pursuant to an agreement (the "Stetson Agreement") (Notes 3 and 6).

          On January 4, 1994, Benckiser Consumer Products, Inc. ("BCPI"), a Delaware corporation and wholly owned subsidiary of Benckiser, contributed all of the outstanding capital stock of Quintessence Holdings, Inc. ("Q Holdings"), a Delaware corporation and wholly owned subsidiary of BCPI, to QHI Group Holdings, Inc. ("QHIG"), a Delaware corporation and a subsidiary of Coty. In exchange for BCPI's capital contribution, QHIG issued to BCPI 1,000 shares of its Series A Preferred Stock, (the "Series A Preferred Stock") with an aggregate liquidation preference of $68,000, representing the fair value of Q Holdings at the date of exchange. This transaction is hereinafter described as the "Quintessence Transaction."

          Since Coty and Q Holdings have been under common control of Benckiser since June 5, 1992, the accompanying financial statements include the two companies and the issuance of the Series A Preferred Stock as if the Quintessence Transaction had occurred on June 5, 1992; however, dividends on the Series A Preferred Stock have not been imputed for any periods prior to January 4, 1994. As of December 31, 1996 and 1995, $14,280 and $9,520, respectively, of dividends have been accrued cumulatively on an in-kind basis, increasing the carrying value of the preferred stock of subsidiary. Since the Quintessence Transaction was a related party transaction, the accounts of Q Holdings have been reflected at historical amounts and have not been adjusted to fair values. Accordingly, in 1992, the excess of the liquidation preference of the Series A Preferred Stock over the net assets of Q Holdings, at historical amounts, has been reflected as a reduction of capital.

          On October 31, 1994, the Company sold the Quintessence international product lines to Benckiser (now Coty Inc.) for cash of $13,000. This transaction hereinafter is described as the "Quintessence International Transaction".

Pursuant to a Master Intercompany Agreement, the Company provides to Coty Inc. certain services related to the international product lines at cost plus an agreed-upon markup. Since this was a related party transaction, the gain on the sale of $12,020 net of $5,200 income tax provision, was treated as a capital contribution for financial reporting purposes. Net sales and operating income earned from the Quintessence international product lines were $2,866 and $1,148, respectively, for the ten month period ended October 31, 1994. Prior to the sale, Quintessence received royalties from affiliates totaling $311 in 1994 for use of its tradenames in certain international markets. This income is included in other income in the accompanying consolidated statements of income.

          In January 1995, BCPI contributed to QHIG the license rights to produce, market and distribute in the United States and its territories and possessions the U.S. bath products line of its Calgon brand in exchange for 100 shares of QHIG's Series B Preferred Stock (the "Series B Preferred Stock") having an aggregate liquidation preference of $7,000 (the "Calgon Transaction"). Since this was a related party transaction, the fair value of the Calgon brand was reflected as a reduction to additional paid-in capital. As of December 31, 1996 and 1995, $1,190 and $595, respectively, have been accrued cumulatively on an in-kind basis, increasing the carrying value of the preferred stock of subsidiary. Net sales and operating income (loss) for Calgon for the years ended December 31, 1996 and 1995 were $17,767 and $1,350; and $16,111 and $(19), respectively.

                        COTY US INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

          In March 1995, Benckiser contributed to Coty Inc. (formerly Benckiser Cosmetics Holdings, Inc.), a Delaware corporation, all of the Company's capital stock in exchange for all of the common stock of Coty Inc. On such date, BCPI contributed to Coty Inc. all of the capital stock of Lancaster Group (USA) Inc., a Delaware corporation (subsequently merged with and into Lancaster Group US LLC ("Lancaster US LLC"), a Delaware limited liability company), in exchange for all of the preferred stock (non-voting) of Coty Inc. In 1996, Coty Inc. purchased all its preferred stock from BCPI. The Company has entered into a tax-sharing agreement with Coty Inc. pursuant to which the Company has agreed to pay to Coty Inc. its share of the consolidated income taxes of Coty Inc. and its subsidiaries, based on the taxes that would be payable by the Company and its subsidiaries if the Company and its subsidiaries were an independent consolidated group. Accordingly, the Company's consolidated financial statements continue to reflect its tax provision and related tax balance sheet accounts as though the Company were an independent taxpayer.

          On June 30, 1995, BCPI transferred the Series A Preferred Stock and Series B Preferred Stock (collectively, the "Preferred Stocks") to Coty Inc.



(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Principles of consolidation

          The accompanying financial statements include the accounts of Coty and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. Certain amounts in the prior year financial statements have been reclassified to conform with the 1996 presentation.


Use of estimates

          The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for allowance for doubtful accounts, inventory obsolescence, sales returns, reserve for idle lease space, contingencies and miscellaneous accruals. Actual results could differ from those estimates.


Cash and cash equivalents

          The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.


Inventories

          Inventories are stated at the lower of cost, determined on a first-in/first-out (FIFO) basis, or market.


Property, plant and equipment

          Property, plant and equipment are stated at cost. The cost of renewals and betterments are capitalized and depreciated; expenditures for maintenance and repairs are charged to expense as incurred.

          Depreciation is computed using the straight-line method over the following estimated useful lives:


                     DESCRIPTION                              YEARS
                     -----------                              -----
  Buildings...........................................          25
  Leasehold improvements.............................. Remaining Term of Lease
  Machinery and equipment.............................           7
  Furniture and fixtures..............................           7
  Computer equipment..................................           5
  Autos and trucks....................................           5

                        COTY US INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

Intangible assets

          Intangible assets are amortized under the straight-line method over the following estimated useful lives:

                    DESCRIPTIONS                                 YEARS
                    ------------                                 -----

     Goodwill............................................        25-40
     Stetson Agreement.....................................        20
     Trademarks...........................................        5-20


 Recoverability of long-lived assets

          The Company periodically evaluates the carrying amounts and periods over which long-lived tangible and intangible assets are depreciated or amortized to determine if events have occurred which would require modification to the useful lives. In evaluating the potential usefulness and carrying values of long-lived assets, the Company considers certain indicators of impairment, such as undiscounted projected cash flows, brand profitability and other factors such as its image, market share and business plans. In the event that an impairment seems likely, the fair value of the related asset is determined, and the Company would record a charge to income calculated by comparing the asset's carrying value to the estimated fair value. The Company estimates fair value based on the best information available, making whatever estimates, judgments and projections are considered necessary.

          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ". This Statement had no impact on the Company's results of operations or financial position upon adoption in January 1996.


Revenue recognition

          The Company recognizes revenue upon shipment. Amounts recorded equal gross sales less estimated returns of products recognized as revenue through the balance sheet date. These estimates are based on historical information and current estimates of products sold through to consumers.



Advertising and promotional costs

          The Company expenses advertising and promotional costs as incurred. Advertising and promotional costs were $148,327, $157,944 and $139,401 for the years ended December 31, 1996, 1995 and 1994, respectively.


Income taxes

          The Company provides for income taxes under SFAS No. 109. Deferred income taxes result from temporary differences between the financial reporting bases and tax bases of assets and liabilities. Deferred taxes are recorded at enacted statutory rates and are adjusted as enacted rates change. Classification of deferred tax assets and liabilities corresponds with the classification of the underlying assets and liabilities giving rise to the temporary differences.


Interest rate arrangements

          When interest rate swaps effectively hedge interest rate exposures, the differential to be paid or received is accrued and recognized in interest expense and may change as market interest rates change. If an arrangement is terminated or effectively terminated prior to maturity, then the realized or unrealized gain or loss is effectively recognized over the remaining original life of the agreement if the hedged item remains outstanding, or immediately, if the underlying hedged instrument does not remain outstanding. If the arrangement is not terminated or effectively terminated prior to maturity, but the underlying hedged instrument is no longer outstanding, then the unrealized gain or loss on the related interest rate swap is recognized immediately.

                          COTY US INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(3) STETSON LICENSE AGREEMENT

          The Company has an exclusive license to use the Stetson trademark in the United States and its territories pursuant to the terms of a license agreement with the John B. Stetson Company. The Company's license extends to all cosmetics including fragrance products. The term of the Stetson license runs to 2005 and is automatically extended for successive ten year periods provided minimum annual royalty payments are made by the Company. The Stetson license also provides for use of the Stetson trademark in conjunction with the Company's Preferred Stock fragrance products.


          Pursuant to the Stetson license, the Company is obligated to pay annual royalties on net sales of the Company's products bearing the Stetson trademark (including Preferred Stock products whether or not they bear the Stetson trademark). The Stetson license contains a minimum annual royalty which is adjusted for Consumer Price Index changes. The Stetson license requires the Company to spend certain minimum amounts on advertising and promotion of Company products bearing the Stetson trademark.

          Pfizer obtained the John B. Stetson Company's consent to assign the Stetson license to the Company and Benckiser at the time Benckiser acquired the Coty business in 1992. The United States rights to the Stetson license were assigned to the Company; the international territory rights were assigned to Benckiser. The Company and Benckiser are jointly and severally liable for their obligations under the Stetson license. Pursuant to the terms of the consent, Pfizer guaranteed that annual worldwide royalties under the Stetson license would not be less than $4,650 for each year from 1993 through 2001. Pursuant to the terms of a separate agreement, Benckiser agreed to reimburse Pfizer for 50% of any payment due under such guarantee for 1997 and 100% of any payment due under such guarantee for each year from 1998 through 2001. The Company has agreed to reimburse Benckiser for a portion of any such payments equal to the proportion that the United States Stetson business bears to the worldwide Stetson business. On an annual basis since 1993, worldwide royalty payments did not exceed $4,650, the minimum required annual worldwide royalty payment, and Pfizer paid to the John B. Stetson Company the payment required as a result of the shortfall. In addition, pursuant to the terms of the consent, Benckiser agreed to maintain direct or indirect ownership of at least 51% of the Company's common stock and 51% of the Company's voting securities and further agreed to maintain "control" of the Company.

(4) INVENTORIES

          Inventories consisted of the following:

                                                            DECEMBER 31,
                                                         -----------------
                                                           1996      1995

    Raw materials...............................         $15,787   $18,248
    Work-in-process.............................          10,388    11,810
    Finished goods..............................          27,388    19,312
                                                         -------   -------
                                                         $53,563   $49,370
                                                         =======   =======

(5) PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment consisted of the following:

                                                            DECEMBER 31,
                                                         -----------------
                                                           1996      1995

    Land........................................         $ 1,500   $ 1,500

    Buildings...................................          15,491    15,450
    Machinery and equipment.....................          22,387    20,242
    Construction in progress....................             994       365
                                                         -------   -------
                                                          40,372    37,557

    Less accumulated depreciation...............         (15,406)  (11,497)
                                                         --------  -------
                                                         $24,966   $26,060
                                                         ========  =======

                        COTY US INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

(6) INTANGIBLE ASSETS

          Intangible assets consisted of the following:

                                                            DECEMBER 31,
                                                        -------------------
                                                          1996       1995

    Goodwill (see Note 7).......................        $220,115   $228,441
    Stetson Agreement...........................         133,100    133,100
    Trademarks..................................          68,374     68,374
                                                        --------   --------
                                                         421,589    429,915

    Less accumulated amortization...............         (94,231)   (74,775)
                                                        --------   --------
                                                        $327,358   $355,140
                                                        ========   ========

(7) INCOME TAXES

          The provision (benefit) for income taxes consisted of the following:

                                                  YEAR ENDED DECEMBER 31,
                                                 --------------------------
                                                 1996        1995      1994
                                                 ----        ----      ----
    Current:
        Federal..............................  $12,758     $12,897   $10,017
        State................................    3,706       3,752     3,004

    Deferred:
        Federal..............................   (3,103)     (1,112)    1,918
        State................................     (931)       (532)      499
                                               -------     -------   -------
                                               $12,430     $15,005   $15,438
                                               =======     =======   =======

          During 1996, the Company reversed acquisition reserves amounting to $8,326 which were recorded as deferred income tax liabilities with a corresponding credit recorded to goodwill. This non-cash transaction was excluded from the accompanying consolidated statements of cash flows.

          In 1994, the Company recorded an income tax provision of $5,200 for the gain on the sale of the Quintessence International Transaction. The gain, net of the income tax provision, has been reflected as a capital contribution for financial reporting purposes.

          A reconciliation between the statutory tax rate and the effective rate is as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                   ----------------------
                                                    1996    1995    1994
                                                    ----    ----    ----
    Statutory federal income tax rate...........    35.0%   35.0%   35.0%
    State income taxes, net of federal benefit..     6.2     6.2     6.2
    Non-deductible amortization of intangibles..     6.6     5.7     5.4
    Non-deductible minority interest in
               preferred stocks.................    10.7     8.8     7.3
    Other components ...........................     2.0     4.3     3.2
                                                   -----    ----    ----
                                                    60.5%   60.0%   57.1%
                                                   =====    =====   ====

                        COTY US INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

          The primary components of the deferred tax asset (liability) were as follows:
                                                            DECEMBER 31,
                                                       -----------------
                                                         1996        1995
    Deferred taxes current:
      Accruals not currently deductible........        $ 35,094   $ 29,170
                                                       ========   ========


    Deferred taxes non current:
      Accumulated depreciation and amortization        $(33,368)  $(35,767)
      Accruals not currently deductible........          13,539      9,502
                                                       --------   --------
                                                       $(19,829)  $(26,265)
                                                       ========   ========
(8) DUE FROM AFFILIATES, NET

          At December 31, 1996 and 1995, due from affiliates, net consisted of non-interest bearing receivables and payables which arose in the ordinary course of business.

(9) ACCRUED LIABILITIES

          Accrued liabilities consisted of the following:

                                                           DECEMBER 31,
                                                       -------------------
                                                         1996        1995

    Sales returns accrual.......................       $ 74,638  $ 60,276
    Marketing and advertising accruals..........         42,274    50,218
    Employee benefit accruals...................          9,228     9,759
    Other.......................................         11,682    11,558
                                                       --------  --------
                                                       $137,822  $131,811
                                                       ========  ========
(10) LONG-TERM DEBT

          Long-term debt consisted of the following:

                                                           DECEMBER 31,
                                                       -------------------
                                                         1996        1995

    Long-term bank debt........................        $     --  $ 15,596
    Senior subordinated notes..................         135,000   135,000
                                                       --------  --------
                                                        135,000   150,596

    Less: Current portion......................              --     7,500
        Unamortized debt issuance costs........           3,465     3,882
                                                       --------  --------
                                                       $131,535  $139,214
                                                       ========  ========
Long-term bank debt

          On December 21, 1994, the Company entered into a credit facility (the "Credit Facility") with the First National Bank of Chicago ("First Chicago"), as administrative agent, and certain lenders that provides (i) a term loan facility of $70,000 (the "Term Loan") and (ii) a revolving loan facility of up to $160,000 (the "Revolving Loan Facility"). Up to $10,000 of the Revolving Loan Facility may be used to issue standby and/or commercial letters of credit.

Coty's subsidiaries, QHIG and Quintessence Incorporated ("Quintessence"), a Delaware company and wholly owned subsidiary of Q Holdings, have provided an unconditional guaranty of all amounts owing under the Credit Facility. The Revolving Loan Facility matures on March 31, 2000.

                        COTY US INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

          The Company is permitted, at its election and at any time, to reduce permanently the amount available under the Credit Facility in whole or in part. In late 1995, the Company repaid $56,000 of the Term Loan, leaving a balance of $14,000 at December 31, 1995. In 1996, the Company repaid the remaining $14,000. Borrowings under the Revolving Loan Facility amounted to $0 and $1,596 at December 31, 1996 and 1995, respectively. For the years ended December 31, 1996, 1995 and 1994, the Company's average month-end working capital borrowings were $66,100, $44,000 and $49,800, respectively. The Company's peak working capital borrowing needs for the years ended December 31, 1996, 1995 and 1994 were $128,102, $91,000 and $74,700, respectively.

          Revolving loans under the Revolving Loan Facility may be borrowed, repaid and reborrowed by the Company in accordance with the terms of the Credit Facility, provided that for a period of sixty consecutive days during each year, no more than $60,000 of revolving loans under the Revolving Loan Facility may be outstanding. At the Company's option, interest on amounts borrowed under the Credit Facility are payable either at (i) the greater of (x) the rate announced as the corporate base rate of First Chicago and (y) the applicable federal funds rate plus 1/2 of 1%, plus an applicable base rate margin (which applicable base rate margin shall not be lower than 0% or exceed 0.25%) or (ii) the applicable Eurodollar rate plus an applicable Eurodollar rate margin (which applicable Eurodollar rate margin shall not be lower than 0.50% or exceed 1.25%). The applicable margins referred to above vary (within the ranges referred to above) in accordance with the Company's operating performance. At December 31, 1996, there were no borrowings outstanding under the Credit Facility. Unamortized debt issuance costs related to the Credit Facility of $1,892 and $2,521 at December 31, 1996 and 1995, respectively, are shown net of other long-term liabilities in the accompanying consolidated balance sheets. At December 31, 1995, $14,000 and $1,596 were outstanding under the Term Loan and Revolving Loan Facility, respectively. These borrowings at December 31, 1995 were at an interest rate of 8.5% per annum. The Credit Facility obligates the Company to pay a quarterly commitment fee equal to the applicable commitment fee rate (which applicable commitment fee rate shall not exceed 0.375% per annum) on the average daily unused portion of the Revolving Loan Facility, as well as certain other customary fees and commissions. The weighted average interest rates were approximately 6.3% and 7.1% on average month-end outstanding borrowings under the Credit Facility for the years ended December 31, 1996 and 1995, respectively.


          The Credit Facility contains restrictive covenants which require the Company to maintain a minimum net worth of $140,000 (including Preferred Stocks of subsidiary held by affiliate) as of December 31, 1994 and $140,000 plus 50% of Adjusted Net Income (as defined), for each succeeding fiscal year. The Company is also required to maintain specific leverage, interest expense coverage and debt to capitalization ratios. These ratios become more restrictive in 1998.

          Subject to certain exceptions, the Credit Facility restricts the Company's ability to pay dividends on the Preferred Stocks other than in-kind. The Credit Facility also contains certain covenants that place restrictions (subject to certain exceptions) on the Company (and its subsidiaries) with respect to guarantees, sale of certain assets, consolidations and mergers, loans and advances, indebtedness, issuance of stock, dividend payments and change of control.

Senior subordinated notes

          On April 27, 1995, the Company consummated a public offering for $135,000 of 10.25% Senior Subordinated Notes maturing May 1, 2005 (the "Notes"). The proceeds, net of underwriting discounts and offering expenses of $4,212, were used to refinance the Company's $130,000 aggregate principal amount of outstanding subordinated indebtedness to affiliates plus accrued interest thereon through the closing date. The Notes contain restrictive covenants including provisions that place restrictions (subject to certain exceptions) on the Company with respect to guarantees, loans and advances, indebtedness, sales of certain assets, mergers and consolidations, issuance and sale of subsidiary stock and certain transactions with affiliates, including dividend payments.

          The Notes are general unsecured obligations of the Company, and are senior in right of payment to all existing and future indebtedness of the Company which is made expressly junior thereto and are subordinate in right of payment to all senior debt of the Company, including indebtedness under the Credit Facility.

                        COTY US INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

(11) PREFERRED STOCKS OF SUBSIDIARY

          The Series A and Series B Preferred Stocks of QHIG held by Coty Inc. are non-voting and accrue cumulative dividends quarterly at 7.0% and 8.5%, respectively, per annum. Dividends may be paid in cash or in-kind, only when and if declared by the Company's Board of Directors. Dividends in-kind with a liquidation value of $5,355 were accrued for both in 1996 and 1995. At any time after January 4, 1999, QHIG may redeem the Series A Preferred Stock, subject to certain restrictions, and at any time after January 4, 2007, the holder may redeem the Series A Preferred Stock. The Series B Preferred Stock may be redeemed any time after January 4, 2000 at the option of QHIG, subject to certain restrictions, and at any time after January 4, 2007 by the holder.

          Benckiser has acquired an option to purchase the Preferred Stocks from Coty Inc. at fair market value. If the indebtedness under the Credit Facility is accelerated or not paid when due, Benckiser is obligated to exercise the option, acquire the Preferred Stocks of QHIG from Coty Inc., and contribute such Preferred Stocks to the common equity of the Company.

(12) EMPLOYEE BENEFIT PLANS

Pension plan

          The Company participates in a noncontributory defined benefit pension plan (the "Pension Plan") with other U.S. subsidiaries (the "Subsidiaries") of Coty Inc. covering substantially all full-time employees. The Pension Plan provides pension benefits that are based on annual employee earnings and the Social Security Integration Level as defined in the Pension Plan.

          Funding for the Pension Plan is provided solely through contributions from the Subsidiaries after consideration of recommendations from the Pension Plan's independent actuary. Such recommendations are based on actuarial valuations of benefits payable under the Pension Plan.

          The Company's net periodic pension cost is summarized as follows:

                                                  YEAR ENDED DECEMBER 31,
                                                 --------------------------
                                                  1996      1995      1994
                                                  ----      ----      ----
    Service costs............................... $1,375    $1,070    $1,147
    Interest costs..............................    324       215       117
    Actual return on plan assets................   (711)     (637)      (13)
    Deferred asset  gain (loss).................    377       439      (110)
    Other.......................................     (3)       (4)       16
                                                 ------    ------    ------
                                                 $1,362    $1,083    $1,157
                                                 ======    ======    ======

          The following table sets forth the funded status and the amounts included in the accompanying consolidated balance sheets:

                                                            DECEMBER 31,
                                                        -------------------
                                                          1996       1995
                                                        -------    -------
    Actuarial present value of:
         Vested benefit obligation..........            $ 3,793    $ 3,152
         Non-vested benefit obligation......                763        682
                                                        -------    -------
    Accumulated benefit obligation .........            $ 4,556    $ 3,834
                                                        =======    =======


    Projected benefit obligation............            $ 5,768    $ 5,000
    Plan assets at fair value...............             (5,692)    (3,435)
                                                        -------    -------
         Funded status......................                 76      1,565
    Unrecognized prior service credit.......                 28         31
    Unrecognized net gain (loss)............                427       (816)
                                                        -------    -------
          Accrued pension liability.........            $   531    $   780
                                                        =======    =======

                        COTY US INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (DOLLARS IN THOUSANDS)

          The assumptions used in developing the above amounts were as follows:

                                                          DECEMBER 31,
                                                   --------------------------
                                                      1996            1995
                                                      ----            ----
    Discount rate.............................        7.5%            7.0%
    Expected long-term rate of return on
          plan assets.........................        8.0%            8.0%
    Average assumed rate of compensation
          increases...........................    5.0% - 5.5%     5.0% - 5.5%


          At December 31, 1996 and 1995, substantially all of the Pension Plan assets were invested in mutual funds which invest primarily in corporate bonds and common stocks.

Post-retirement benefits

          In addition to providing pension benefits, the Company provides certain post-retirement health and life insurance benefits for substantially all employees and spouses, provided certain age and service requirements are met. Estimated benefits to be paid by the Company are expensed over the service period of each employee based on calculations performed by an independent actuary.

          The Company's net periodic post-retirement cost was as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                   ------------------------
                                                   1996      1995      1994
                                                   ----      ----      ----

    Service costs............................... $1,431    $1,030    $1,064
    Interest costs..............................  1,253     1,057       947
    Amortization of unrecognized net loss (gain)      1      (168)      (36)
                                                 ------    ------    ------
                                                 $2,685    $1,919    $1,975
                                                 ======    ======    ======

          The following table sets forth the funded status and the amounts included in the accompanying consolidated balance sheets:

                                                            DECEMBER 31,
                                                        -------------------
                                                          1996       1995
                                                        -------    -------
    Actuarial present value of accumulated
      post-retirement benefit obligation for:
         Retired employees........................      $ 1,055    $   853
         Fully eligible active employees..........          302        146
         Partially eligible active employees......        2,942      2,947
         Other active employees...................       15,189     16,561
                                                        -------    -------
    Accumulated post-retirement benefit obligation       19,488     20,507
    Unrecognized net gain (loss) .................        1,708     (2,163)
                                                        -------    -------
          Accrued post-retirement liability.......      $21,196    $18,344
                                                        =======    =======

          The accrual for post-retirement liability is included in other long-term liabilities in the accompanying consolidated balance sheets.

          For measurement purposes, per capita costs of covered health care benefits were assumed to increase for 1996 by 10.9% and 10.2% for non-Medicare and Medicare-covered employees, respectively. The rate of increase was assumed to decrease gradually to 5.0% by 2007 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 31, 1996 by approximately $5,800 and the post-retirement benefit cost for the year then ended by approximately $786.

          The weighted-average discount rates used in determining the accumulated post-retirement benefit obligation were 7.5% in 1996 and 7.0% in 1995.

                        COTY US INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)


Savings and investment plan

          The Company maintains a voluntary savings and investment plan for its employees. Within prescribed limits, the Company bases its contributions to the plan on employee contributions. For 1996, 1995 and 1994, Company contributions amounted to $2,009, $1,976 and $1,756, respectively.

(13) COMMITMENTS

          The Company has entered into long-term lease agreements for office and warehouse facilities. Rent expense was $1,738, $1,777 and $1,754 in 1996, 1995 and 1994, respectively.

          The Company's future minimum lease payments, excluding the Chicago lease described in Note 16, are the following:

YEARS ENDING DECEMBER 31,
-------------------------
    1997....................................................      $  2,785
    1998....................................................         2,184
    1999....................................................         2,033
    2000....................................................         1,942
    2001....................................................         1,880
    Thereafter..............................................         4,418
                                                                  --------
    Total...................................................      $ 15,242
                                                                  ========

          Rent expense for 1996 is net of the pro rata portion allocated to Lancaster US LLC in the amount of $150 (see Note 14). Future minimum lease payments have not been reduced for future pro rata rental payments to be allocated to Lancaster US LLC.

          A group of executives of the Company are covered by employment contracts. As of December 31, 1996, the Company's aggregate minimum commitment for 1997 amounted to $1,000. In addition, the employment contracts provide for bonuses to be paid in accordance with a formula which is tied to the Company's earnings before interest and taxes (as defined).

(14) TRANSACTIONS WITH AFFILIATES

          Transactions with affiliates not disclosed elsewhere in these financial statements are set forth below.

          From January 1, 1994, the Company has provided and will continue to provide Coty Inc. and its various subsidiaries certain research and development services. The Company charges Coty Inc. (or the applicable Coty Inc. subsidiary) a fee equal to actual costs incurred plus an agreed-upon markup. Such fees amounted to $3,178, $2,039 and $1,790 in 1996, 1995 and 1994, respectively.

          The Company performs manufacturing services for certain affiliates in return for a fee equal to actual costs incurred plus an agreed-upon markup. During 1996, 1995 and 1994, the Company recorded net sales to these affiliates of $15,718, $12,158 and $12,067, respectively, and costs of $14,148, $11,427 and

$11,181, respectively.

          Pursuant to the Calgon Transaction, the Company buys certain manufactured products from an affiliated manufacturing facility in Rockwood, Michigan for a fee equal to actual costs incurred plus an agreed-upon markup. In 1996 and 1995, the Company made purchases of approximately $6,868 and $5,400, respectively, from such affiliate. Additionally, the Company has agreed to pay Benckiser a monthly royalty of 5% of the net sales of Calgon products. Such royalty expense amounted to $886 and $806 for years ended December 31, 1996 and 1995, respectively.

          Effective February 1, 1996, pursuant to the Master Intercompany Agreement, the Company began providing various management and administrative services to Lancaster US LLC. In addition, the Company provides certain manufacturing services for Lancaster US LLC promotional products such as gift sets. The Company charges Lancaster US LLC a fee of not more than 108% (subject to adjustment for certain tax events) of the actual costs

                        COTY US INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

incurred (which costs shall include a reasonable allocation of overhead and general administrative expenses) by the Company in providing such services.
The Company provided such services for an initial term ended June 30, 1996.
The term was extended to June 30, 1997 and will renew automatically for successive one year terms unless terminated by either the Company or Lancaster US LLC on six months notice. In 1996, fees from Lancaster US LLC totaled $2,000. In addition, since July 1996, Lancaster US LLC utilized approximately 20% of the Company's New York office space and paid a pro rata portion of the annual rental charges. Such pro rata portion amounted to $150 in 1996.

(15) SIGNIFICANT CUSTOMERS

          Sales to two customers accounted for approximately 28% and 10% of net sales, respectively, in 1996; 26% and 13% of net sales, respectively, in 1995; 22% and 12%, respectively, in 1994. Sales to the Company's five largest retailers represented in the aggregate approximately 50%, 50% and 48% of net sales in 1996, 1995 and 1994, respectively.

(16) QUINTESSENCE INTEGRATION COSTS

          In 1993, in connection with the Company's assumption of Quintessence's administrative, marketing and accounting functions and the transfer of those functions to the Company's New York headquarters, the Company recorded a provision of $350 for the cost of employee severance and a provision of $900 to adjust its reserve for an unfavorable lease commitment for Quintessence's office facility located in Chicago, Illinois.

          Of the 64,000 square feet of office space which the Company is currently leasing in Chicago, 7,000 square feet is used by the Company and 9,000 square feet has been sublet. The remaining 48,000 square feet, which was vacated by the Company in connection with the relocation of Quintessence's headquarters to New York, remain vacant.

          In 1994, the Company provided an additional $3,397 in anticipation of terminating the lease. Subsequent thereto, the Company decided to sublet the facility. During 1996, the Company recorded an additional provision of $6,000 for the idle lease space based upon management's latest estimate of future sub-rental income. At December 31, 1996 and 1995, a reserve of approximately $12,648 and $7,877, respectively, was recorded for the idle lease space. This reserve principally represents the present value of the future minimum lease payments less anticipated future sub-rental income. The accrual for idle lease space requires management to make certain estimates and assumptions regarding, among other things, its ability to locate a tenant and the strength of the local real estate market. Actual results may differ from these estimates.

(17) FINANCIAL INSTRUMENTS

          The carrying amounts of cash equivalents, trade receivables, accounts payable and bank debt approximate their fair market values. The market value of the Notes, based on public market quotation, was $141,723 and $141,919 at December 31, 1996 and 1995, respectively.

          During 1995, the Company entered into interest rate swap agreements in order to effectively fix its interest rate exposure on its average borrowings under the Credit Facility. These swap agreements effectively fix the interest rate exposure on the Company's average borrowings under the Credit Facility at approximately 6.9% for periods varying from 3 to 42 months from December 31, 1996. At December 31, 1996 and 1995, the Company had outstanding fixed interest rate swaps with an aggregate notional principal amount of $75,000 and $60,000, respectively. These agreements mature in March 1997 ($15,000), May 1997 ($20,000), May 1998 ($20,000) and June 2000 ($20,000). The approximate cost to the Company to terminate these agreements at December 31, 1996 and 1995 would have been $250 and $1,300, respectively. However, the agreements are not held for trading purposes and the Company has no current intention to terminate such agreements. At December 31, 1996, the Company believes that there was no significant credit risk of non-performance by counterparties.

                        COTY US INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

(18) PARENT ONLY FINANCIAL INFORMATION

          Coty US Inc.'s subsidiaries, QHIG and Quintessence, are guarantors under the Notes. Substantially all operations, assets and liabilities of the Company are those of Coty US Inc. Summarized unconsolidated financial information of Coty US Inc., exclusive of intercompany balances between Coty US Inc. and its subsidiaries, is as follows:

                                                      DECEMBER 31,
                                                   -------------------
                                                      1996      1995
                                                   --------- ---------
    BALANCE SHEET:
    Current assets.............................   $  189,802 $ 163,221
    Non current assets.........................      314,273   331,345
    Current liabilities........................      198,605   215,765
    Non current liabilities....................      172,228   173,693

                                                     YEAR ENDED DECEMBER 31,
                                                   --------------------------
                                                   1996       1995       1994
                                                   ----       ----       ----
    STATEMENT OF OPERATIONS:
    Net sales..................................  $440,699  $452,885  $409,552
    Gross profit...............................   287,627   300,126   274,606
    Operating income...........................    55,552    58,511    56,425
    Income before income taxes.................    32,710    35,249    35,968
    Net income.................................    18,834    20,726    20,310


(19) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

          The following is a summary of the unaudited quarterly results of operations:

                                                   QUARTER ENDED (DOLLARS IN QUARTERLY TABLE IN MILLIONS)
                            -----------------------------------------------------------------------------------------------------
                            MAR. 31,     JUNE 30,     SEPT. 30,     DEC. 31,     MAR. 31,     JUNE 30,     SEPT. 30,     DEC. 31,
                              1996         1996         1996          1996         1995         1995         1995          1995
                            -------      -------     ---------      --------     --------     --------     ---------     --------
Net sales..............      $64.6        $66.0       $170.0        $140.1        $60.2        $64.5        $171.3        $156.9
Gross profit...........       42.9         45.1        110.1          89.5         40.2         43.5         111.3         105.1
Operating income (loss)       (4.7)        (5.4)        38.0          18.2         (3.4)        (4.4)         38.6          23.9
Net income (loss)......       (4.8)        (5.4)        14.6           3.7         (4.1)        (4.7)         12.2           6.6

          Net sales for the fourth quarter 1996 is $16,800 lower than the fourth quarter of 1995 primarily due to increased returns expense resulting from an increase in the accrual for anticipated returns of Christmas 1996 shipments. Gross profit as a percentage of net sales in the fourth quarter 1996 as compared to the fourth quarter 1995 was adversely impacted by product mix, as well as increased returns. Operating income (loss) for the second and fourth quarters 1996 include provisions for Quintessence integration costs of $1,500 and $4,500, respectively.

                        COTY US INC. AND SUBSIDIARIES
                SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                            (DOLLARS IN THOUSANDS)

                                   Balance at  Charged to              Balance
                                   beginning    cost and               at end
                                    of year     expenses   Deductions  of year
                                   ----------  ----------  ----------  -------
Year ended December 31, 1996:
Applied against asset accounts -
 Reserve for doubtful accounts...   $ 6,236     $ 1,980     $ 2,946    $ 5,270

Year ended December 31, 1995:
Applied against asset accounts -
 Reserve for doubtful accounts...     6,410       1,328       1,502      6,236

Year ended December 31, 1994:
Applied against asset accounts -
 Reserve for doubtful accounts...     5,799       2,738       2,127      6,410

             This schedule should be read in conjunction with the accompanying consolidated financial statements and notes thereto.