Form 10-K405/A
period 1996-12-31
COTY US INC
filed 1997-05-06
CIK 939919

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-K/A

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

Dated:  May 6, 1997

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

                                  COTY US INC.
                                  ------------
                                  (Registrant)

By:    /s/Jean-Andre Rougeot              By:  /s/Daniel J. Finnegan
      -------------------------------         ----------------------------------
       Jean-Andre Rougeot                      Daniel J. Finnegan
       President                               Vice President, Finance
       (Principal Executive Officer)           (Principal Financial and
                                               Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on May 6, 1997 and in the capacities indicated.

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

                                       5

