Form 10-Q
period 1997-03-31
COTY US INC
filed 1997-05-14
CIK 939919

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 1997

                                      OR

__ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

             For the transition period from _________ to _______.

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

Yes X             No __

As of May 1, 1997 there were 100 shares of the Company's common stock outstanding, all of which were held by Coty Inc., a subsidiary of Joh. A. Benckiser GmbH.

                                 COTY US INC.
                                  FORM 10-Q

                                    INDEX


Part I.    Financial Information                                                                     Page
           Item 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996.....................3

           Consolidated Statements of Operations for the three months ended March 31, 1997 and 1996...................................................................................4

           Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996...................................................................................5

           Notes to Unaudited Consolidated Financial Statements.......................................6

           Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                      Operations......................................................................7

Part II.   Other Information..........................................................................9

           Signatures ...............................................................................10

                          PART I. FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

                          COTY US INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands Except Share Data)


                                                                  March 31, 1997             December 31, 1996
                                                                  --------------             -----------------
                                                                   (Unaudited)
Assets
Current assets
     Cash and cash equivalents                                       $     45                     $  7,199
     Trade accounts receivable, less allowance for doubtful
         accounts of $5,745 and $5,270 respectively                    46,609                       88,072
     Inventories                                                       75,357                       53,563
     Due from affiliates, net                                           3,710                        4,279
     Deferred income taxes                                             34,951                       35,094
     Prepaid expenses and other current assets                          7,179                        7,548
                                                                     --------                     --------
           Total current assets                                       167,851                      195,755

Property, plant and equipment, net                                     24,732                       24,966
Goodwill and other intangibles, net                                   325,477                      327,358
                                                                     --------                     --------
           Total assets                                              $518,060                     $548,079
                                                                     ========                     ========

Liabilities and Stockholder's Equity
Current Liabilities
     Accounts payable                                                $ 31,976                     $ 41,430
     Income and other taxes payable                                    10,807                       22,512
     Accrued liabilities                                               89,495                      137,822
                                                                     --------                     --------
           Total current liabilities                                  132,278                      201,764

Long-term bank debt                                                    42,654                           --
Senior subordinated notes                                             131,638                      131,535
Deferred income taxes                                                  20,392                       19,829
Other long-term liabilities                                            29,853                       28,297
                                                                     --------                     --------
           Total liabilities                                          356,815                      381,425

Preferred stocks of subsidiary held by affiliate                       91,809                       90,470

Stockholder's equity
     Common stock, $1 par, 100 shares authorized, issued

         and outstanding                                                   --                           --
     Additional paid-in capital                                        36,809                       36,809
     Retained earnings                                                 32,627                       39,375
                                                                     --------                     --------
           Total stockholder's equity                                  69,436                       76,184
                                                                     --------                     --------
           Total liabilities and stockholder's equity                $518,060                     $548,079
                                                                     ========                     ========

          See notes to Unaudited Consolidated Financial Statements.

                          COTY US INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                    Three Months Ended March 31,
                                                                     ---------------------------
                                                                       1997               1996
                                                                       ----               ----
Net sales                                                            $54,484             $64,586
Cost of sales                                                         17,890              21,675
                                                                     -------             -------
           Gross profit                                               36,594              42,911


Selling, general and administrative                                   41,301              42,713
Amortization of intangibles                                            4,882               4,863
                                                                     -------             -------
           Operating loss                                             (9,589)             (4,665)


Interest expense                                                       4,420               4,771
Other income, net                                                       (614)               (416)
Minority interest in preferred stocks                                  1,339               1,339
                                                                     -------             -------
           Loss before income taxes                                  (14,734)            (10,359)


Income tax benefit                                                    (7,986)             (5,511)
                                                                     -------             -------

           Net loss                                                  $(6,748)            $(4,848)
                                                                     =======             =======


          See notes to Unaudited Consolidated Financial Statements.

                        COTY US INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                 (Unaudited)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                                     ---------
                                                                            1997                  1996
                                                                            ----                  ----
Cash flows from operating activities
Net loss                                                                $  (6,748)              $ (4,848)
Adjustments to reconcile net loss to net cash used in operating activities
           Depreciation and amortization                                    5,996                  6,045
           Minority interest in preferred stocks                            1,339                  1,339
           Deferred income taxes                                              706                    608
           Provision for post-retirement benefits                             642                    593
           Provision for bad debts                                            402                    651
    Changes in operating assets and liabilities
         Decrease in accounts receivable                                   41,061                 44,782
         Increase in inventories                                          (21,794)               (16,736)
         Decrease in prepaid expenses and other
           current assets                                                     369                  2,279
         Decrease in accounts payable                                      (9,454)               (17,081)
         Decrease in accrued liabilities and other                        (62,120)               (50,000)
                                                                        ---------               --------
Net cash used in operating activities                                     (49,601)               (32,368)
                                                                        ---------               --------

Cash flows from investing activities
         Purchase of property, plant and equipment                           (776)                  (806)
                                                                        ---------               --------
Net cash used in investing activities                                        (776)                  (806)
                                                                        ---------               --------

Cash flows from financing activities
         Net proceeds from long-term bank debt                             42,654                 34,787
         (Increase) decrease in due from affiliates, net                      569                 (1,729)
                                                                        ---------               --------
Net cash provided by financing activities                                  43,223                 33,058
                                                                        ---------               --------

Net decrease in cash and cash equivalents                                  (7,154)                  (116)

Cash and cash equivalents, beginning of period                              7,199                    445
                                                                        ---------               --------

Cash and cash equivalents, end of period                                $      45               $    329
                                                                        =========               ========


Cash paid for:
Interest                                                               $      264               $    402
                                                                       ==========               ========

Income Taxes                                                            $   3,014               $    272
                                                                       ==========               ========

          See notes to Unaudited Consolidated Financial Statements.

                        COTY US INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in Thousands)


     (1)    Basis of presentation

                  The accompanying unaudited consolidated financial statements include the accounts of Coty US Inc. ("Coty") and its subsidiaries (collectively, the "Company") after elimination of all material intercompany balances and transactions. Coty is an indirect subsidiary of Joh. A Benckiser GmbH, a German company ("Benckiser"). These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K. The interim statements are unaudited but include all adjustments, which consist of only normal and recurring accruals, that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not indicative of results for a full year due to the seasonal nature of the Company's business.

(2)        Inventories

                  Inventories consisted of the following:

                                                                   March 31,            December 31,
                                                                     1997                  1996
                                                                     ----                  ----
             Raw materials...................................      $  34,747            $  15,787
             Work-in-process.................................         16,852               10,388
             Finished goods..................................         23,758               27,388
                                                                   ---------            ---------
                                                                   $  75,357            $  53,563
                                                                   =========            =========

     (3)    Parent Only Financial Information

                  Coty's subsidiaries, QHIG and Quintessence, are guarantors of the Company's Senior Subordinated Notes due 2005 (the "Notes"). Substantially all operations, assets and liabilities of the Company are those of Coty. Summarized unconsolidated financial information of Coty, exclusive of intercompany balances between Coty and its subsidiaries, is as follows:

                                                                   March 31,              December 31,
                                                                     1997                    1996
                                                                     ----                    ----
             Balance Sheet:
             Current assets..................................       $162,015                $189,802
             Non-current assets..............................        313,027                 314,273
             Current liabilities.............................        129,119                 198,605
             Non-current liabilities.........................        217,253                 172,228

                                                                      Three Months Ended March 31,
                                                                      1997                   1996
                                                                      ----                   ----
             Statement of Operations:
             Net sales.......................................       $ 54,484               $ 64,586
             Gross profit....................................         36,594                 42,911
             Operating loss..................................         (8,720)                (3,796)
             Loss before income taxes........................        (12,118)                (8,180)
             Net loss........................................         (7,123)                (4,810)

ITEM 2:
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                            (Dollars in Thousands)

Results of Operations

         Net sales decreased by $10,102, or 15.6%, to $54,484 for the three months ended March 31, 1997 from $64,586 for the three months ended March 31, 1996. The decrease is primarily due to the timing of shipment for certain promotional orders. Mother's Day promotional shipments were approximately $7,600 lower in the first quarter of 1997 as compared to the similar period in 1996, due primarily to retailers requesting later delivery dates this year as well as efforts to reduce returns. In addition, trial size promotional sales decreased by $5,700 compared to the corresponding period in 1996. Sales of basic goods have declined by approximately $3,300 primarily as a result of stricter inventory management initiated by certain large retailers in the quarter. Partially offsetting the decrease in net sales was the launch of Nokomis and Calgon Body Mists in the first quarter of 1997 with net sales totaling $7,377.

         Gross profit was 67.2% and 66.4%, respectively, of net sales for the three months ended March 31, 1997 and 1996. Gross profit percentage for the three months ended March 31, 1997 was favorably impacted by product mix. Promotional Mother's Day and trial size shipments represented a lower proportion of total net sales volume in 1997 than 1996. These promotional products generally have a lower profit margin than basic goods sold on an every-day basis.

         Selling, general and administrative expenses decreased by $1,412 or

3.3%, to $41,301, or 75.8% of net sales, for the three months ended March 31, 1997 from $42,713, or 66.1% of net sales, for the three months ended March 31, 1996. The increase as a percentage of net sales for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 was primarily the result of lower net sales. The Company spent approximately $22,503, or 41.3% of net sales, for advertising and promotional purposes for the three months ended March 31, 1997 compared to $25,051, or 38.8% of net sales, for the three months ended March 31, 1996.

         Interest expense decreased by $351, or 7.4%, to $4,420 for the three months ended March 31, 1997 from $4,771 for the three months ended March 31, 1996. The decrease was due to lower average borrowings as well as lower interest rates.

          Other income, net increased by $198, to $614 for the three months ended March 31, 1997 from $416 for the three months ended March 31, 1996. The increase is primarily due to fees from Lancaster Group US LLC, an affiliate, recorded by the Company in return for providing various management, administrative and manufacturing services.

Financial Condition, Liquidity and Capital Resources

           The Company's business is seasonal in nature. During the first and second quarters of the year working capital borrowings generally increase as payments are made for the prior Christmas season's advertising and promotional costs, credits are given for returns and inventory purchases are made. These borrowing requirements are partly offset by significant cash collections related to prior year Christmas season sales. Borrowings generally continue to increase during the third quarter, primarily to finance the build up of accounts receivable related to the back-to-school and Christmas selling seasons. During the fourth quarter, significant cash is generated as customer payments on Christmas orders are received.

           The Company's principal future uses of funds are expected to be for operating expenses, working capital requirements, debt service, income taxes and, subject to limitations under the Company's debt instruments, dividend payments to its parent. In December 1994, the Company entered into an

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                            (Dollars in Thousands)


unsecured credit facility (the "Credit Facility") which provided the Company with (i) a term loan (the "Term Loan") of $70,000 and (ii) a revolving loan facility (the "Revolving Loan Facility") of up to $160,000. Up to $10,000 of the Revolving Loan Facility may be used to issue standby and/or commercial letters of credit. The Term Loan was fully repaid as of December 31, 1996. As of March 31, 1997, borrowings under the Revolving Loan Facility amounted to $42,654.

Unamortized debt issuance costs related to the Credit Facility amounted to $1,418 at March 31, 1997.

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

           The Notes contain certain covenants including provisions that place restrictions (subject to certain exceptions) on the Company (and its subsidiaries) with respect to guarantees, loans and advances, indebtedness, sale of certain assets, mergers and consolidations, issuance and sale of subsidiary stock and certain transactions with affiliates, including capital stock dividend payments.

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

Certain Factors That May Affect Future Results

           From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including the Company's Annual Report on Form 10-K and this Form 10-Q) may contain statements which are not historical facts, so-called "forward-looking statements", which involve risks and uncertainties. In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the sufficiency of funds to meet working capital and capital expenditure requirements may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission which are deemed incorporated by reference herein.

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

                          PART II. OTHER INFORMATION

Item 1     Legal  Proceedings - The Company is involved in various  routine legal proceedings arising in the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 6     Exhibits and Reports on Form 8-K

           (a)   Exhibits: Exhibit 27 - Financial Data Schedule
           (b)   Reports on Form 8-K: None

                                  SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                 COTY US INC.


                                                       /s/ Daniel J. Finnegan
                                                           Daniel J. Finnegan
                                                      Vice President, Finance
                                                     (Principal Financial and
                                                          Accounting Officer)