Form 10-Q
period 1997-06-30
COTY US INC
filed 1997-08-14
CIK 939919

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington , D.C. 20549

                                   FORM 10-Q

(Mark One)

  X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1997

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  X     No
   -----     -----

As of August 1, 1997, there were 100 shares of the Company's common stock outstanding, all of which were held by Coty Inc. (formerly Benckiser Cosmetics Holdings, Inc.), a subsidiary of Joh. A. Benckiser GmbH.

                                  COTY US INC.
                                   FORM 10-Q

                                     INDEX


Part I.    Financial Information                                          Page
           Item 1.    Financial Statements

           Consolidated Balance Sheets as of June 30, 1997 and
           December 31, 1996.................................................3

           Consolidated Statements of Operations for the three
           month and six month periods ended June 30, 1997 and 1996..........4

           Consolidated Statements of Cash Flows for the six months
           ended June 30, 1997 and 1996......................................5

           Notes to Unaudited Consolidated Financial Statements..............6

           Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..........7

Part II.   Other Information.................................................9

           Signatures ......................................................10

                         PART I. FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

                         COTY US INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands Except Share Data)

                                                                       June 30, 1997         December 31, 1996
                                                                       -------------         -----------------
                                                                         (Unaudited)
Assets
Current assets
     Cash and cash equivalents                                           $      446              $    7,199
     Trade accounts receivable, less allowance for doubtful
         accounts of $5,995 and $5,270, respectively                         31,789                  88,072
     Inventories                                                            106,712                  53,563
     Due from affiliates, net                                                 4,913                   4,279
     Deferred income taxes                                                   34,809                  35,094
     Prepaid expenses and other current assets                                9,025                   7,548
                                                                         ----------              ----------
           Total current assets                                             187,694                 195,755

Property, plant and equipment, net                                           25,332                  24,966
Goodwill and other intangibles, net                                         320,595                 327,358
                                                                         ----------              ----------
           Total assets                                                  $  533,621              $  548,079
                                                                         ==========              ==========

Liabilities and Stockholder's Equity
Current liabilities
     Accounts payable                                                    $   45,752              $   41,430
     Income and other taxes payable                                           2,795                  22,512
     Accrued liabilities                                                     65,778                 137,822
                                                                         ----------              ----------
           Total current liabilities                                        114,325                 201,764

Long-term bank debt                                                          79,765                      --
Senior subordinated notes                                                   131,742                 131,535
Deferred income taxes                                                        20,955                  19,829
Other long-term liabilities                                                  30,377                  28,297
                                                                         ----------              ----------
           Total liabilities                                                377,164                 381,425

Preferred stocks of subsidiary held by affiliate                             93,147                  90,470

Stockholder's equity
     Common stock, $1 par, 100 shares authorized, issued
         and outstanding                                                         --                      --

     Additional paid-in capital                                              36,809                  36,809
     Retained earnings                                                       26,501                  39,375
                                                                         ----------              ----------
           Total stockholder's equity                                        63,310                  76,184
                                                                         ----------              ----------
           Total liabilities and stockholder's equity                    $  533,621              $  548,079
                                                                         ==========              ==========

           See notes to Unaudited Consolidated Financial Statements.

                         COTY US INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                   Three Months Ended                     Six Months Ended
                                                        June 30,                              June 30,
                                                 1997               1996               1997               1996
                                             -----------        -----------        -----------        -----------
Net sales                                    $    64,956        $    66,000        $   119,440        $   130,586
Cost of sales                                     20,614             20,870             38,504             42,545
                                             -----------        -----------        -----------        -----------
        Gross profit                              44,342             45,130             80,936             88,041

Selling, general and administrative               46,982             44,198             88,283             86,911
Amortization of intangibles                        4,883              4,864              9,765              9,727
Quintessence integration costs                        --              1,500                 --              1,500
                                             -----------        -----------        -----------        -----------
        Operating loss                            (7,523)            (5,432)           (17,112)           (10,097)

Interest expense                                   5,073              5,317              9,493             10,088
Other income, net                                   (558)              (571)            (1,172)              (987)
Minority interest in preferred stocks              1,338              1,338              2,677              2,677
                                             -----------        -----------        -----------        -----------
        Loss before income tax benefit           (13,376)           (11,516)           (28,110)           (21,875)

Income tax benefit                                (7,250)            (6,129)           (15,236)           (11,640)
                                             -----------        -----------        -----------        -----------

        Net loss                             $    (6,126)       $    (5,387)       $   (12,874)       $   (10,235)
                                             ===========        ===========        ===========        ===========

           See notes to Unaudited Consolidated Financial Statements.

                         COTY US INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                            Six Months Ended June 30,
                                                              1997            1996
                                                            --------        --------
Cash flows from operating activities
Net loss                                                    $(12,874)       $(10,235)
Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation and amortization                         11,939          12,140
        Minority interest in preferred stocks                  2,677           2,677
        Provision for post-retirement benefits                 1,355           1,244
        Provision for bad debts                                  725           1,204
        Deferred income taxes                                  1,411           1,215
        Changes in operating assets and liabilities:
            Decrease in trade accounts receivable             55,558          49,442
            Increase in inventories                          (53,149)        (51,404)
            Increase in prepaid expenses and other            (1,477)           (613)
            Increase in accounts payable                       4,322           3,568
            Decrease in accrued liabilities and other        (94,037)        (78,384)
                                                            --------        --------
Net cash used in operating activities                        (83,550)        (69,146)
                                                            --------        --------

Cash flows from investing activities
     Purchase of property, plant and equipment                (2,334)         (1,486)
                                                            --------        --------
Net cash used in investing activities                         (2,334)         (1,486)
                                                            --------        --------
Cash flows from financing activities
     Net proceeds from long-term bank debt                    79,765          73,503
     Net increase in due from affiliates                        (634)         (2,558)
                                                            --------        --------
Net cash provided by financing activities                     79,131          70,945
                                                            --------        --------

Net  increase (decrease) in cash and cash equivalents         (6,753)            313

Cash and cash equivalents, beginning of period                 7,199             445
                                                            --------        --------

Cash and cash equivalents, end of period                    $    446        $    758
                                                            ========        ========
Cash paid for:
Interest                                                    $  8,117        $  8,482
                                                            ========        ========


Income taxes                                                $  3,470        $    489
                                                            ========        ========

           See notes to Unaudited Consolidated Financial Statements.

                         COTY US INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements include the accounts of Coty US Inc. (formerly Coty Inc.) and its subsidiaries (the "Company") after elimination of all material intercompany balances and transactions. Coty US Inc. is an indirect wholly owned subsidiary of Joh. A. Benckiser GmbH, a German company ("Benckiser"). These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K. The interim statements are unaudited but include all adjustments, which consist of only normal and recurring accruals, that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not indicative of results for a full year due to the seasonal nature of the Company's business

(2)      Inventories

         Inventories consisted of the following:

                                            June 30,     December 31,
                                              1997           1996
                                            --------       -------
         Raw materials                      $ 35,670       $15,787
         Work-in-process                      26,609        10,388
         Finished goods                       44,433        27,388
                                            --------       -------
                                            $106,712       $53,563
                                            ========       =======

(3)      Parent Only Financial Information

         Coty US Inc.'s subsidiaries, QHIG and Quintessence, are guarantors of the Company's Senior Subordinated Notes due 2005 (the "Notes"). Substantially all operations, assets and liabilities of the Company are those of Coty US Inc. Summarized unconsolidated financial information of Coty US Inc., exclusive of intercompany balances between Coty US Inc. and its subsidiaries, is as follows:

                                                 June 30,       December 31,
                                                   1997             1996
                                                   ----             ----
         Balance Sheet:
         Current assets                          $181,889         $189,802
         Non-current assets                       309,613          314,273
         Current liabilities                      111,166          198,605
         Non-current liabilities                  255,808          172,228


                                                  Three Months Ended                 Six Months Ended
                                                        June 30,                          June 30,
                                                 1997             1996             1997             1996
                                                 ----             ----             ----             ----
         Statement of Operations:
         Net sales                            $  64,956        $  66,000        $ 119,440        $ 130,586
         Gross profit                            44,342           45,130           80,936           88,041
         Operating loss                          (6,653)          (3,062)         (15,373)          (6,858)
         Loss before income tax benefit         (11,666)          (8,525)         (23,784)         (16,705)
         Net loss                                (6,862)          (5,013)         (13,985)          (9,823)

ITEM 2:             MANAGEMENT'S DISCUSSION  AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (Dollars in Thousands)


Results of Operations

Six months and quarter ended June 30, 1997 versus six months and quarter ended June 30, 1996.

Net sales decreased by $11,146, or 8.5%, to $119,440 for the six months ended June 30, 1997 from $130,586 for the six months ended June 30, 1996 and decreased by $1,044, or 1.6%, to $64,956 for the quarter ended June 30, 1997 from $66,000 for the quarter ended June 30, 1996. The decrease is primarily due to a reduction of approximately $15,000 in trial size and Mother's Day promotional shipments. In addition, net sales of for the Company's cosmetics and Calgon bath businesses were approximately $9,000 lower than prior year. Partially offsetting these decreases were the launches of Nokomis and Calgon Body Mists with combined net sales totaling $14,302 and $6,925 for the six months and quarter ended June 30, 1997, respectively.

Gross profit was 67.8% and 67.4% of net sales for the six months ended June 30, 1997 and 1996, respectively, and 68.3% and 68.4%, respectively, of net sales for the quarters ended June 30, 1997 and 1996. Gross profit percentage for the six months ended June 30, 1997 was favorably impacted by product mix. Promotional trial size and Mother's Day sales represented a lower proportion of total net sales volume in 1997 than 1996.

Selling, general and administrative expenses increased by $1,372 or 1.6%, to $88,283, or 73.9% of net sales, for the six months ended June 30, 1997 from $86,911, or 66.6% of net sales, for the six months ended June 30, 1996 and by $2,784, or 6.3%, to $46,982, or 72.3% of net sales, for the quarter ended June 30, 1997 from $44,198, or 67.0% of net sales, for the quarter ended June 30, 1996. The increase as a percentage of net sales for the six months and quarter ended June 30, 1997 as compared to the six months and quarter ended June 30, 1996 was primarily the result of lower net sales and the timing of certain expenses. Management expects that on a full year basis, selling, general and administrative expenses as a percentage of net sales will be consistent with 1996. The Company spent approximately $50,630, or 42.4% of net sales, for the six months ended June 30, 1997 and $28,127, or 43.3% of net sales, for the quarter ended June 30, 1997 for advertising and promotional purposes compared to $51,831, or 39.7% of net sales, for the six months ended June 30, 1996 and $26,780, or 40.6% of net sales, for the quarter ended June 30, 1996.

Interest expense decreased by $595, or 5.9%, to $9,493 for the six months ended June 30, 1997 from $10,088 for the six months ended June 30, 1996 and by $244, or 4.6%, to $5,073 for the quarter ended June 30, 1997 from $5,317 for the quarter ended June 30, 1996. The decrease is primarily due to lower average borrowings during the six months and quarter ended June 30, 1997 as compared to the similar 1996 periods, as well as lower average interest rates.


Other income, net increased by $185 to $1,172 for the six months ended June 30, 1997 from $987 for the six months ended June 30, 1996 and slightly decreased to $558 for the quarter ended June 30, 1997 from $571 for the quarter ended June 30, 1996. The net increase for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 is primarily due to fees from Lancaster Group US LLC, an affiliate, recorded by the Company in return for providing various management, administrative and manufacturing services.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (Dollars in Thousands)


The Company's principal future uses of funds are expected to be for operating expenses, working capital requirements, debt service, income taxes and, subject to limitations under the Company's debt instruments, dividend payments to its parent. In December 1994, the Company entered into an unsecured credit facility (the "Credit Facility") which provided the Company with (i) a term loan (the "Term Loan") of $70,000 and (ii) a revolving loan facility (the "Revolving Loan Facility") of up to $160,000. Up to $10,000 of the Revolving Loan Facility may be used to issue standby and/or commercial letters of credit. The Term Loan was fully repaid as of December 31, 1996. As of June 30, 1997, borrowings under the Revolving Loan Facility amounted to $79,765. Unamortized debt issuance costs relating to the Credit Facility amounted to $1,576 at June 30, 1997.

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


Item 6      Exhibits and Reports on Form 8-K

            (a)  Exhibits:  None

            (b)  Reports on Form 8-K:  None

                                   SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duty caused this report to be signed by the undersigned thereunto duly authorized.

                                                   COTY US INC.

                                                   /s/ Daniel J. Finnegan
                                                   ---------------------------
                                                   Daniel J. Finnegan
                                                   Vice President, Finance
                                                   (Principal Financial and
                                                   Accounting Officer)

Dated:   August 13, 1997