Form 10-Q
period 1997-09-30
COTY US INC
filed 1997-11-14
CIK 939919

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington , D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--
ACT OF 1934
                    For the Quarter Ended September 30, 1997

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

Yes X  No __
    --

As of November 1, 1997, there were 100 shares of the Company's common stock outstanding, all of which were held by Coty Inc., a subsidiary of Joh. A. Benckiser GmbH.

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

           Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996.................3

           Consolidated Statements of Operations for the three month and nine month periods ended September 30, 1997 and 1996.......................................4

           Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996...................................................................................5

           Notes to Unaudited Consolidated Financial Statements.......................................6

           Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                      Operations......................................................................7

Part II.   Other Information..........................................................................9

           Signature  ...............................................................................10

                                           PART I. FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

                                           COTY US INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                     (Dollars in Thousands Except Share Data)

                                                                 September 30, 1997             December 31, 1996
                                                                 ------------------             -----------------
                                                                     (Unaudited)
Assets
Current assets

     Cash and cash equivalents                                     $     314                      $    7,199
     Trade accounts receivable, less allowances of $7,288
         and $5,270, respectively                                    115,802                          88,072
     Inventories                                                     106,492                          53,563
     Due from affiliates, net                                          6,214                           4,279

     Deferred income taxes                                            34,668                          35,094
     Prepaid expenses and other current assets                        17,020                           7,548
                                                                    --------                        --------
           Total current assets                                      280,510                         195,755

Property, plant and equipment, net                                    26,930                          24,966
Goodwill and other intangibles, net                                  315,712                         327,358
                                                                     -------                         -------
           Total assets                                             $623,152                        $548,079
                                                                     =======                         =======

Liabilities and Stockholder's Equity
Current liabilities

     Accounts payable                                              $  47,086                       $  41,430
     Income and other taxes payable                                    7,006                          22,512
     Accrued liabilities                                              97,240                         137,822
                                                                    --------                         -------
           Total current liabilities                                 151,332                         201,764

Long-term bank debt                                                  120,501                              --
Senior subordinated notes                                            131,846                         131,535
Deferred income taxes                                                 21,518                          19,829
Other long-term liabilities.................................          30,836                          28,297
                                                                    --------                        --------
           Total liabilities                                         456,033                         381,425

Preferred stocks of subsidiary held by affiliate                      94,486                          90,470

Stockholder's equity

     Common stock, $1 par, 100 shares authorized, issued
         and outstanding                                                  --                              --
     Additional paid-in capital                                       36,809                          36,809
     Retained earnings                                                35,824                          39,375
                                                                    --------                        --------
           Total stockholder's equity                                 72,633                          76,184
                                                                    --------                        --------
           Total liabilities and stockholder's equity               $623,152                        $548,079
                                                                     =======                         =======

            See notes to Unaudited Consolidated Financial Statements.

                          COTY US INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Dollars in Thousands)
                                   (Unaudited)


                                                Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,

                                                  1997        1996         1997        1996
                                                 ----         ----         ----         ----
Net sales                                     $ 129,799    $ 170,005    $ 249,239    $ 300,591
Cost of sales                                    49,860       59,882       88,364      102,427
                                              ---------    ---------    ---------    ---------
        Gross profit                             79,939      110,123      160,875      198,164

Selling, general and administrative              48,408       67,237      136,691      154,148
Amortization of intangibles                       4,882        4,863       14,647       14,591
Quintessence integration costs                     --           --           --          1,500
                                                 ------       ------    ---------    ---------
        Operating income                         26,649       38,023        9,537       27,925

Interest expense                                  5,820        6,098       15,313       16,186
Other income, net                                  (568)        (563)      (1,740)      (1,551)
Minority interest in preferred stocks             1,339        1,339        4,016        4,016
                                              ---------    ---------    ---------    ---------
        Income (loss) before income taxes        20,058       31,149       (8,052)       9,274


Income tax provision (benefit)                   10,735       16,572       (4,501)       4,932
                                              ---------    ---------    ---------    ---------

        Net income (loss)                     $   9,323    $  14,577    $  (3,551)   $   4,342
                                              =========    =========    =========    =========

            See notes to Unaudited Consolidated Financial Statements.

                                           COTY US INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              (Dollars in Thousands)
                                                    (Unaudited)

                                                                                 Nine Months Ended September 30,

                                                                                    1997            1996
                                                                                    ----            ----
Cash flows from operating activities


Net income (loss)                                                                $  (3,551)      $   4,342
Adjustments to reconcile net income (loss) to net cash
       used in operating activities:

        Depreciation and amortization                                               18,052          18,226
        Minority interest in preferred stocks                                        4,016           4,016
        Provision for post-retirement benefits                                       2,075           1,919
        Provision for bad debts                                                      1,424           1,832
        Deferred income taxes                                                        2,115           1,320
        Changes in operating assets and liabilities:

            Increase in trade accounts receivable                                  (29,154)        (68,623)
            Increase in inventories                                                (52,929)        (28,712)
            (Increase) decrease in prepaid expenses and other                       (9,472)            829
            Increase (decrease) in accounts payable                                  5,656          (5,454)
            Decrease in accrued liabilities and other                              (59,098)        (26,352)
                                                                                  --------       ---------
Net cash used in operating activities                                             (120,866)        (96,657)
                                                                                  --------       ---------

Cash flows from investing activities

     Purchase of property, plant and equipment                                      (4,585)         (2,284)
                                                                                   -------       ---------
Net cash used in investing activities                                               (4,585)         (2,284)
                                                                                   -------       ---------

Cash flows from financing activities

     Net proceeds from long-term bank debt                                         120,501         106,843
     Net increase in due from affiliates                                            (1,935)         (7,874)
                                                                                  --------       ---------

Net cash provided by financing activities                                          118,566          98,969
                                                                                 ---------       ---------

Net (decrease) increase in cash and cash equivalents                                (6,885)             28

Cash and cash equivalents, beginning of period                                       7,199             445
                                                                                 ---------       ---------

Cash and cash equivalents, end of period                                         $     314       $     473
                                                                                 =========       =========

Cash paid for:

Interest                                                                       $    10,008      $   10,070
                                                                                ==========       =========

Income taxes                                                                   $     8,938      $    2,002
                                                                                ==========       ==========


            See notes to Unaudited Consolidated Financial Statements.

                          COTY US INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             (Dollars in Thousands)

                           (1) Basis of Presentation

         The accompanying unaudited consolidated financial statements include the accounts of Coty US Inc. and its subsidiaries (the "Company") after elimination of all material intercompany balances and transactions. Coty US Inc. is a wholly owned subsidiary of Coty Inc., which is wholly owned by Joh. A. Benckiser GmbH, a German company. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K. The interim statements are unaudited but include all adjustments, which consist of only normal and recurring accruals, that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not indicative of results for a full year due to the seasonal nature of the Company's business. In connection with a credit facility established by Coty Inc. in October 1997 with several banks, Coty Inc. pledged the shares of Coty US Inc. as collateral for the facility.

 (2) Inventories

         Inventories consisted of the following:

                                September 30,          December 31,
                                   1997                  1996
                                   ----                  ----
           Raw materials       $  36,558               $15,787
           Work-in-process        26,022                10,388
           Finished goods         43,912                27,388
                                 -------                ------
                                $106,492              .$53,563
                                ========               =======


(3) Parent Only Financial Information

         Coty US Inc.'s subsidiaries, QHIG and Quintessence, are guarantors of the Company's Senior Subordinated Notes due 2005 (the "Notes"). Substantially all operations, assets and liabilities of the Company are those of Coty US Inc. Summarized unconsolidated financial information of Coty US Inc., exclusive of intercompany balances between Coty US Inc. and its subsidiaries, is as follows:


                                         September 30,           December 31,
                                             1997                   1996
                                             ----                   ----
           Balance Sheet:

           Current assets                  $274,864               $189,802
           Non-current assets               307,198                314,273
           Current liabilities              150,500                198,605
           Non-current liabilities          297,911                172,228


                                                        Three Months Ended                 Nine Months Ended
                                                            September 30,                      September 30,
                                                         1997           1996            1997            1996
                                                         ----           ----            ----            ----
     Statement of Operations:
     Net sales                                        $129,799       $170,005         $249,239        $300,591
     Gross profit                                       79,939        110,123          160,875         198,164
     Operating income                                   27,518         38,908           12,145          32,050
     Income (loss) before income taxes                  21,294         37,153           (2,490)         20,448
     Net income (loss)                                  12,521         21,846           (1,464)         12,023

ITEM 2:             MANAGEMENT'S DISCUSSION  AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              (Dollars in Thousands)

Results of Operations


Nine months and quarter ended September 30, 1997 versus nine months and quarter ended September 30, 1996.


Net sales decreased by $51,352, or 17.1%, to $249,239 for the nine months ended September 30, 1997 from $300,591 for the nine months ended September 30, 1996 and decreased by $40,206, or 23.6%, to $129,799 for the quarter ended September 30, 1997 from $170,005 for the quarter ended September 30, 1996. The decrease is due to lower shipments and increased returns as compared to the prior year caused by the overall weakness in the mass fragrance market. In addition, the net sales for the nine month and three month periods ended September 30, 1997 are lower than comparable prior year periods due in part to the timing of shipment of certain Christmas orders. The Company expects that the weakness in the mass fragrance market will continue during fourth quarter 1997; therefore, it is anticipated that for full year 1997, net sales will be lower than full year 1996. The Company is taking steps in response to the current market conditions. These steps include improving the attractiveness of its promotional gift products in order to increase retail sales and introducing in 1997 "non-traditional" fragrance items such as Calgon Body Mists and Healing Garden aromachology products. The Company expects to expand the range and distribution of these product lines in 1998.


Gross profit was 64.5% and 65.9% of net sales for the nine months ended September 30, 1997 and 1996, respectively, and 61.6% and 64.8%, respectively, of net sales for the quarters ended September 30, 1997 and 1996. Gross profit percentage for the nine months and quarter ended September 30, 1997 was lower than the similar prior year periods due primarily to improved packaging for Christmas 1997 promotional products as well as increased returns.


Selling, general and administrative expenses decreased by $17,457 or 11.3%, to $136,691, or 54.8% of net sales, for the nine months ended September 30, 1997 from $154,148, or 51.3% of net sales, for the nine months ended September 30, 1996 and by $18,829, or 28.0%, to $48,408, or 37.3% of net sales, for the quarter ended September 30, 1997 from $67,237, or 39.6% of net sales, for the quarter ended September 30, 1996. The increase as a percentage of net sales for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 was primarily the result of lower net sales. Management expects that on a full year basis, selling, general and administrative expenses as a percentage of net sales will be consistent with 1996. The Company spent approximately $83,313, or 33.4% of net sales, for the nine months ended September 30, 1997 and $32,683, or 25.2% of net sales, for the quarter ended September 30, 1997 for advertising and promotional purposes compared to $103,950, or 34.6% of net sales, for the nine months ended September 30, 1996 and $52,119, or 30.7% of net sales, for the quarter ended September 30, 1996.

Interest expense decreased by $873, or 5.4%, to $15,313 for the nine months ended September 30, 1997 from $16,186 for the nine months ended September 30, 1996 and by $278, or 4.6%, to $5,820 for the quarter ended September 30, 1997 from $6,098 for the quarter ended September 30, 1996. The decrease is primarily due to lower average borrowings during the nine months and quarter ended September 30, 1997 as compared to the similar 1996 periods.

Other income, net increased by $189 to $1,740 for the nine months ended September 30, 1997 from $1,551 for the nine months ended September 30, 1996 and slightly increased to $568 for the quarter ended September 30, 1997 from $563 for the quarter ended September 30, 1996. The net increase for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 is primarily due to fees from Lancaster Group US LLC, an affiliate, recorded by the Company in return for providing various management, administrative and manufacturing services.

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

                             (Dollars in Thousands)

offset by significant cash collections related to prior year Christmas season sales. Borrowings generally continue to increase during the third quarter, primarily to finance the build up of accounts receivable related to the back-to-school and Christmas selling seasons. During the fourth quarter, significant cash is generated as customer payments on Christmas orders are received. Cash used in operating activities for the nine months ended September 30, 1997 has increased versus prior year primarily due to lower net sales.

The Company's principal future uses of funds are expected to be for operating expenses, working capital requirements, debt service, income taxes and, subject to limitations under the Company's debt instruments, dividend payments to its parent. In December 1994, the Company entered into an unsecured credit facility (the "Credit Facility") which provided the Company with (i) a term loan (the "Term Loan") of $70,000 and (ii) a revolving loan facility (the "Revolving Loan Facility") of up to $160,000. Up to $10,000 of the Revolving Loan Facility may be used to issue standby and/or commercial letters of credit. The Term Loan was fully repaid as of December 31, 1996. As of September 30, 1997, borrowings under the Revolving Loan Facility amounted to $120,501. Unamortized debt issuance costs relating to the Credit Facility amounted to $1,418 at September 30, 1997.

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

Certain Factors That May Affect Future Results


From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including the Company's Annual Report on Form 10-K and this Form 10-Q) may contain statements which are not historical facts, so-called "forward-looking statements", which involve risks and uncertainties. In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to anticipated shipments, the performance of the mass fragrance market and the sufficiency of funds to meet working capital and capital expenditure requirements may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission which are deemed incorporated by reference herein.

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

                           PART II. OTHER INFORMATION

Item 1:  Legal Proceedings -   The Company is  involved  in various  routine
                               legal  proceedings  arising in   the    ordinary
                               course of ts business.  The    Company believes
                               that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on the financial condition or results of operations of the Company.


Item 6:    Exhibits and Reports on Form 8-K

    (a)  Exhibits:  None

    (b)  Reports on Form 8-K:  None

                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                  COTY US INC.

                                                       /s/ Daniel J. Finnegan
                                                       ----------------------
                                                           Daniel J. Finnegan
                                                      Vice President, Finance

                                                     (Principal Financial and
                                                          Accounting Officer)

 .

Dated:  November 13, 1997