Form 10-K405
period 1997-12-31
COTY US INC
filed 1998-03-30
CIK 939919

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

                  For the Fiscal Year Ended: December 31, 1997
                                       OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

 For the Transition Period from                 to
                                ---------------    ---------------------

                         Commission file number 1-13714

                                  COTY US INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              06-1342491
-------------------------------                            --------------------
(State of other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

       237 Park Avenue, New York, New York                 10017
--------------------------------------------             ----------
    (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:   (212) 850-2300

Securities registered pursuant to Section 12(b) of the Act:


                                                     Name of each exchange
            Title of each class                      on which registered
--------------------------------------------- --------------------------------

10 1/4% Senior Subordinated Notes Due 2005         New York Stock Exchange

--------------------------------------------- --------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No


      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 23, 1998, there were 100 shares of the Company's common stock outstanding, all of which were held by Coty Inc., a subsidiary of Joh. A. Benckiser GmbH .

                                     PART I

Item 1. Description of Business

Background

      Coty US Inc. ("Coty US") along with its subsidiaries (collectively "the Company"), is a wholly owned subsidiary of Coty Inc., a Delaware corporation based in New York, which is a subsidiary of Joh. A Benckiser GmbH ("Benckiser"), and operates Coty Inc.'s mass-market fragrance business in the United States. With net sales in 1997 of approximately $1.6 billion, Coty Inc. is one of the world's leading manufacturers and marketers of women's and men's fragrances, color cosmetics and skin treatment products in the mass and prestige markets. Coty Inc. is headquartered in New York and operates on a global basis, with operations in 28 countries and sales in over 80 countries. Coty Inc.'s leading brands include Vanilla Fields, Jovan, Stetson, adidas, Yue-Sai, Rimmel and Margaret Astor in mass distribution; and Davidoff, Joop, Jil Sander, Chopard and Lancaster in selective distribution. The financial and other information contained herein relates solely to Coty US and its mass-market fragrance business and does not include information relating to Coty Inc. or the other businesses and operations conducted by Coty Inc. For the year ended December 31, 1997, Coty US represented approximately 25% of Coty Inc.'s total revenues and approximately 33% of Coty Inc.'s total assets.

      The Company is the leading manufacturer and marketer of brand name women's and men's fragrances in the United States mass-fragrance market with net sales in 1997 of $405.5 million. The Company's principal executive offices are located at 237 Park Avenue, New York, New York 10017 and the Company's telephone number is 212-850-2300.

      Coty US's principal products are women's and men's fragrances, which accounted for approximately 83% and 90% of net sales for 1997 and 1996, respectively. Core fragrance products include perfume, cologne, eau de toilette, body sprays, after-shave and gift sets. Related fragrance products include skin lotions, skin powders, deodorants and sachets. The Company's portfolio of fragrance brands includes such recognized names as Stetson, Jovan Musk, Vanilla Fields, Aspen, !Exclamation, and Preferred Stock. The Company also markets a line of bath and body products under the Calgon brand name and a line of aromatherapy products under The Healing Garden brand name. The Company has achieved and maintained its leading market share by supporting its existing brands with successful advertising and promotional strategies, by continuing to develop and introduce new products and by working with major mass-market retailers in their own fragrance marketing efforts.

      In 1991, Benckiser Consumer Products, Inc. ("BCPI"), a Delaware corporation and wholly owned subsidiary of Benckiser, acquired all of the outstanding capital stock of Quintessence Incorporated ("Quintessence"). In January 1994, BCPI contributed all of the outstanding capital stock of Quintessence to QHI Group Holdings, Inc., ("QHIG"), a Delaware corporation and a subsidiary of Coty US, in exchange for 1,000 shares of the Series A Preferred Stock of QHIG (the "Series A Preferred Stock") having an aggregate liquidation preference of $68.0 million, the fair market value of Quintessence at the date of the exchange (the "Quintessence Transaction"). Contemporaneously with this exchange, Coty US contributed $1.0 million to QHIG in return for 100 shares of QHIG's Common Stock. On June 30, 1995, BCPI transferred the Series A Preferred Stock to Coty Inc.

      In December 1994, Coty US entered into an unsecured bank credit facility (the "Credit Facility") pursuant to which it refinanced certain indebtedness, including indebtedness owed to affiliates of the Company which was originally incurred in connection with the acquisition of the Coty US and Quintessence businesses. The Credit Facility matures on March 31, 2000. At the same time, the Company entered into a subordinated loan agreement with Benckiser pursuant to which it refinanced certain indebtedness totaling $130.0 million owing to Benckiser and its affiliates. The Credit Facility provided the Company with a term loan of $70.0 million (the "Term Loan") and a revolving loan facility of up to $160.0 million (the "Revolving Loan Facility"). The Company repaid the remaining outstanding balance of the Term Loan in December 1996. At March 23, 1998, the Company had borrowings of $29.0 million under the Revolving Loan Facility. Margins on the applicable borrowing rates under the Credit Facility vary depending upon the Company's operating performance. At March 23, 1998, the Company was borrowing at a blended interest rate of 7.29% under the Revolving Loan Facility. The Credit Facility contains certain restrictive covenants, including the maintenance of certain financial ratios and, among other things, limitations on the ability of the Company to incur additional indebtedness, to create liens, to pay dividends on or repurchase shares of capital stock and to make certain loans, investments or guarantees. The Company is in compliance with the respective covenants detailed in the Credit Facility.

      In January 1995, pursuant to an agreement, BCPI contributed the license rights to produce, market and distribute in the United States and its territories and possessions the U.S. bath products line of the Calgon brand to QHIG, in exchange for 100 shares of QHIG's Series B Preferred Stock (the "Series B Preferred Stock") having an aggregate liquidation preference of $7.0 million (the "Calgon Transaction").

      In March 1995, Benckiser contributed to the predecessor of Coty Inc. all of the capital stock of the Company in exchange for all of the common stock of Coty Inc. On such date, BCPI contributed to Coty Inc. all of the capital stock of Lancaster Group (USA) Inc., a Delaware corporation (subsequently merged with and into Lancaster Group US LLC, a Delaware limited liability company) in exchange for all of the preferred stock (non-voting) of Coty Inc. In 1996, Coty Inc. purchased all its preferred stock from BCPI. The Company has entered into a tax-sharing agreement with Coty Inc. pursuant to which the Company has agreed to pay to Coty Inc. its share of the consolidated income taxes of Coty Inc. and its subsidiaries, based on the taxes that would be payable by the Company and its subsidiaries if the Company and its subsidiaries were an independent consolidated group.

      In April 1995, the Company consummated a public offering for $135.0 million of 10.25% Senior Subordinated Notes maturing May 1, 2005 (the "Notes"). The proceeds, net of underwriting discounts and offering expenses, were used to refinance the Company's $130.0 million aggregate principal amount of outstanding subordinated indebtedness to Benckiser and its affiliates. The indenture for the Notes (the "Indenture") contains certain covenants including provisions that place restrictions (subject to certain exceptions) on the Company with respect to guarantees, loans and advances, indebtedness, sale of certain assets, mergers and consolidations, issuance and sale of subsidiary stock and certain transactions with affiliates, including capital stock dividend payments. The Notes are general unsecured obligations of the Company, and are senior in right of payment to all existing and future indebtedness of the Company which is made expressly junior thereto and are subordinate in right of payment to all senior debt of the Company, including indebtedness under the Credit Facility. The Company is in compliance with the covenants specified in the Indenture for the Notes.

      Coty Inc. and Benckiser are not guarantors of the Company's obligations under the Notes or the Credit Facility.

      The Company has entered into certain agreements with Benckiser and its affiliates including agreements related to services to be provided in connection with the Calgon bath products line in the United States, manufacturing and various intercompany services to be provided in the ordinary course of business. See "Certain Relationships and Related Transactions".

      Statements in this Annual Report on Form 10-K which are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors that May Affect Future Results".

Products

      Fragrances. The Company's principal products are women's and men's fragrances, which accounted for 83% and 90% of the Company's 1997 and 1996 net sales, respectively. Women's fragrance products include perfume, cologne, eau de toilette, gift sets, body sprays, lotions and powders. Men's fragrance products include cologne, after-shave, gift sets and pre-shave products. For each fragrance brand, the Company offers up to fourteen different products (including Christmas gift sets) appealing to a wide range of consumer preferences and price points. Currently, there are approximately 40 fragrance brands in the Company's portfolio. In 1997, Coty US introduced two new women's fragrances, Nokomis and Gossip, and one new men's fragrance, Avatar.

      Product Extensions. The Company has been successful at developing and marketing brand extensions by capitalizing on the success of certain of its existing brands. The Company has extended its !Exclamation brand by introducing !Exclamation Blush in 1996 and more recently with the launch of !Exclamation Noir, in the first quarter of 1998. Similarly, the Company extended its Stetson brand by introducing the derivative brands Lady Stetson and Stetson Sierra. In addition, the Company regularly introduces line extensions. For example, the Company extended its fragrance product line for new and existing brands by introducing fragrance-related products such as body sprays, scented candles and potpourri. The Company believes it will continue to have opportunities to leverage its current brand portfolio with similar derivative products and new product categories.

      Calgon and The Healing Garden. The Company also markets a line of bath and body products under the Calgon name and a line of aromatherapy products under The Healing Garden brand name, which in aggregate accounted for 13% and 4% of net sales in 1997 and 1996, respectively. The Calgon line of personal care bath and body products includes body mists, body lotions, shower gels, and other bath related products. See "Certain Relationships and Related Transactions". The Healing Garden line includes lotions, shower gels, body soaks, candles, and other related products which provide a variety of aromachological benefits.

      Cosmetics. The Company's cosmetics line represents the remaining 4% and 6% of 1997 and 1996 net sales, respectively. The cosmetics product line consists of lipsticks, face powders and face makeup products which are marketed in mass channels under the Coty brand name. The Company's cosmetic sales are primarily from two brands: Airspun, a loose face powder introduced in 1925, and Coty '24, a longwearing lipstick introduced in 1955.

Marketing

      Coty US's marketing strategy is to create a distinct image for each fragrance. In doing so, the Company avoids associating its fragrances with individual spokespeople or major models and instead focuses on product images, such as "rugged western" for Stetson and "simple and natural" for Vanilla Fields.

      The Company expends a significant portion of its revenues for the advertising and promotion of its products, including the development of a unique image for each of its products. In 1997, the Company spent $129.0 million, or 32% of 1997 net sales, for advertising and promotional purposes, and in 1996 spent $148.3 million, or 34% of 1996 net sales, on such activities. The Company believes such expenditures are necessary to maintain and increase market share in an industry highly dependent upon product image and consumer trends, and that promotion creates brand awareness that is essential to supporting existing brand franchises and in introducing new products.

      The Company uses print and television media and point-of-sale merchandising techniques, such as displays, testers and samples, to advertise its products. Coty US also engages in co-operative print advertising with its retailers, as well as the use of coupons and seasonal catalogs for insertion into magazines.

Distribution

      Coty US distributes its fragrance products nationwide to major domestic mass-market retailers, and believes that it is the single largest fragrance supplier to numerous mass-market retailers. The Company estimates that its fragrance products are sold to over 2,400 mass-market retailers and are carried in over 30,000 domestic retail outlets. The Company works closely with major mass-market retail accounts to develop specialized advertising and promotional campaigns and in-store presentation designs which are tailored to fit the specific retailer's strategy and promotional plans.

      In 1997 and 1996, net sales to the Company's two largest retailers accounted for an aggregate of approximately 39% and 38% of total net sales of the Company in each year, respectively. In 1997, net sales to the Company's five largest retailers represented in the aggregate approximately 54% of the total net sales of the Company as compared to approximately 50% in 1996. The loss of sales to the Company's largest retailers would have a material adverse effect on the business and operations of the Company.

Sales Force

      The Company sells its products primarily through its direct sales force and, to a lesser extent, through independent brokers. As of December 31, 1997, the Company's direct sales force consisted of 89 Company-employed sales personnel located throughout the United States. In addition, as of such date, the Company employed 78 merchandisers to serve retailers who purchase the Company's products. The Company utilizes a broker sales force to sell Calgon products to the grocery/food market.

New Product Development

      The Company believes that it is an industry leader in the development of new fragrances and is continually engaged in research and formulation of new products. The Company develops a marketing strategy for each of its new product introductions and, generally, introduces its new products no later than September to take advantage of the Christmas selling season. Based upon its experience in new product development, the Company estimates that the time required to develop and introduce a new Coty fragrance ranges anywhere from six months to two years. In

1997, Coty US introduced two new women's fragrances, Nokomis and Gossip, and one new men's fragrance, Avatar. Also, in 1997, the Company introduced a line of aromatherapy products under The Healing Garden brand name and a line of body mists under the Calgon brand name.

      The Company operates a product research and development facility located in Morris Plains, New Jersey. Applied research for new Coty products, ideas, concepts and packaging is performed at this facility. Within this facility, chemists develop and test products and concepts for Coty US. In addition, research and development services relating to fragrances, cosmetics and related products for Coty Inc. and its affiliates are performed at this facility for a fee equal to cost plus an agreed-upon markup. See "Certain Relationships and Related Transactions".

Seasonality

      The Company's business is seasonal by nature; a majority of its sales and operating income are generated during the second half of the calendar year which includes the back-to-school and Christmas selling seasons. Similarly, the Company's working capital needs are highly seasonal. The Company's working capital borrowings under the Credit Facility are generally expected to increase throughout the calendar year and peak during the fourth quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

Manufacturing

      The Company manufactures and distributes substantially all of its fragrance products from an approximately 900,000 square foot manufacturing and warehouse/distribution facility located in Sanford, North Carolina. Approximately 40% of the facility space is used for manufacturing and 60% is used for distribution and warehousing. The Company also leases additional space for warehouse storage. As of December 31, 1997, the Company leased an additional 415,200 square feet of warehouse space in the general vicinity of its Sanford facility.

      In addition to manufacturing its fragrance products, Coty US manufactures most of the Company's promotional materials supplied to retailers. Such promotional materials include in-store displays, samples and testers.

Competition

      The United States fragrance industry is a highly competitive market which is sensitive to changing consumer preferences and demands. There are several well known companies which manufacture and market fragrances through mass-market distribution channels. The Company's principal competitors in the mass-market channel include Parfums De Couer, Revlon Inc. and Unilever for women's fragrances, and The Proctor & Gamble Company and Cosmair Inc. for men's fragrances. The principal bases of competition in the fragrance business are marketing, quality, selection of products and price. The Company competes primarily on the basis of the high quality and diversity of its products relative to that of other mass-market products, as well as on the customer service capabilities it maintains for its mass-market retail customers.

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

Trademarks And Patents

      The Company and its subsidiaries own all of the rights to produce, market and distribute products utilizing Coty US's principal trademarks in the United States and its territories and possessions except the trademark rights for Stetson, Lady Stetson and related trademarks, as well as Calgon. The Company has an exclusive license to use the Stetson trademark in the United States and its territories from the John B. Stetson Company pursuant to a license agreement which was assigned to the Company by Pfizer in 1992. As of January 1, 1995, the Company and its subsidiaries obtained an exclusive right to use the Calgon trademark in connection with the Calgon bath products line in the United States.

      The principal Coty US trademarks, including Airspun, Aspen, Coty, Emeraude, !Exclamation, ghost myst, Gravity, The Healing Garden, ici, Jovan, Preferred Stock, Sand & Sable, Vanilla Fields, Vanilla Musk by Coty and Wild Musk, are registered in the United States. The Company considers protection of its trademarks to be important to its business. In addition, the Company owns various patents and licenses related to the design and manufacture of certain of its products. While the Company considers such patents to be of some importance to its business, no single patent is considered material to the conduct of the Company's business.

      The Company does not own the rights to produce, market and distribute products utilizing Coty US trademarks outside of the United States and its territories. Benckiser acquired all such rights from Pfizer when the Coty business was acquired from Pfizer in 1992. In 1994, Benckiser acquired from the Company all rights to produce, market and distribute products using Quintessence trademarks outside of the United States and its territories. Benckiser transferred all the foregoing rights to a Coty Inc. subsidiary in 1996.

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

      Pfizer obtained the John B. Stetson Company's consent to assign the Stetson license to the Company and Benckiser at the time Benckiser acquired the Coty business in 1992. The United States rights to the Stetson license were assigned to the Company; the international territory rights were assigned to Benckiser. The Company and Benckiser are jointly and severally liable for their obligations under the Stetson license. Pursuant to the terms of the consent, Pfizer guaranteed that annual worldwide royalties under the Stetson license would not be less than $4.65 million for each year from 1993 through 2001. Pursuant to the terms of a separate agreement, Benckiser agreed to reimburse Pfizer for 50% of any payment due under such guarantee for 1997 and 100% of any payment due under such guarantee for each year from 1998 through 2001. The Company has agreed to reimburse Benckiser for a portion of any such payments equal to the proportion that the United States Stetson business bears to the worldwide Stetson business. On an annual basis since 1993, worldwide royalty payments did not exceed $4.65 million, the guaranteed minimum required annual worldwide royalty payment, and Pfizer paid to the John B. Stetson Company the payment required as a result of the shortfall. The Company paid 50% of the shortfall for the year ended December 31, 1997. In addition, pursuant to the terms of the consent, Benckiser agreed to maintain direct or indirect ownership of at least 51% of the Company's common stock and 51% of the Company's voting securities and further agreed to maintain "control" of the Company.

Employees

      As of December 31, 1997, Coty US had approximately 1,573 employees. None of Coty US's employees are covered by a collective bargaining agreement. Coty US employs a large number of seasonal employees during its peak manufacturing and promotional season primarily at its manufacturing facility in Sanford, North Carolina. Coty US believes its relationship with its employees is good.

Management Information Systems

      Approximately 84% of customer orders are transmitted on a "paperless" basis through electronic data interchange ("EDI"). By transmitting order information electronically, EDI reduces cost and chance of error for both the Company and its customers. It also reduces the lag time between order entry and shipment.

      The Company is continuing to upgrade its management information systems where opportunities exist for increased efficiency, cost savings and more timely and useful information. During 1997, the Company initiated the implementation of Oracle Enterprise Resource Planning software applications. The information systems that will be replaced as part of this project include inventory management, materials requirement planning, purchasing, accounts payable, and general ledger. Anticipated benefits include enhancing the Company's inventory planning and scheduling processes, reduction of paper processing, and increased efficiency through the improvement and standardization of certain processes. The project will be completed in 1998 and is expected to have a total cost of approximately $7.0 million. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Computer Systems - Year 2000 Compliance".

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

Item 2.  Properties

      In addition to its manufacturing, distribution and warehouse facilities in Sanford, North Carolina, and research and development facility in Morris Plains, New Jersey, the Company maintains sales offices located in Arlington, Texas; Richmond, Virginia; Bloomington, Minnesota; Miami, Florida; and Schaumburg, Illinois.

      The Company maintains executive offices in approximately 55,400 square feet of leased office space in New York City. The lease term expires in 2011, unless terminated earlier or extended by the parties. In 1997, Lancaster Group US LLC utilized approximately 20% of this space and paid a pro rata portion of the respective rental charges. In January 1998, Lancaster Group US LLC moved out of the Company's office space and, therefore, will no longer absorb a portion of the rental charges after December 31, 1997.

      Quintessence currently leases approximately 64,000 square feet of executive office space in Chicago, Illinois, of which approximately 7,000 square feet was used by the Company through December 31, 1997 and 17,000 square feet was sublet. The remaining 40,000 square feet of space was unoccupied at December 31, 1997, as a result of the combination of the Coty US and Quintessence businesses in January 1994. As of January 1, 1998, the Company is no longer utilizing any of the lease space. The Company is seeking to sublease the space. The lease term expires in 2003.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      All of the common stock of the Company is beneficially owned by Coty Inc., and there is no public market therefor. The Company did not pay a dividend to Coty Inc. in 1997. A cash dividend of $5.9 million was paid to Coty Inc. in December 1996.

Item 6. Selected Consolidated Financial Data

      The selected consolidated financial data of the Company as of December 31, 1997, 1996 and 1995 and for the years then ended was derived from the consolidated financial statements of the Company which were audited by Deloitte & Touche LLP, independent public accountants. The selected consolidated financial data of the Company as of December 31, 1994 and 1993 and for the years then ended was derived from consolidated financial statements of the Company which were audited by Arthur Andersen LLP, independent public accountants. EBITDA represents income before income taxes less interest expense, minority interest in preferred stocks, depreciation and amortization.


                                                                        Year Ended December 31,
                                                 -----------------------------------------------------------------
                                                    1997          1996          1995         1994           1993
                                                    ----          ----          ----         ----           ----
                                                                        (Dollars in Thousands)
Statement of Operations Data:
    Net sales...................                   $405,458     $440,699      $452,885      $409,552     $394,596
    Operating income............                     42,579       46,074        54,665        48,149       47,764
    Interest expense............                     21,334       22,434        24,815        17,930       18,229
    Other income, net...........                     (2,407)      (2,247)         (493)       (1,572)      (3,289)
    Minority interest in
      preferred stocks..........                      5,355        5,355         5,355         4,760           --
    Net income..................                      7,187        8,102         9,983        11,593       19,103
    Quintessence integration
       costs....................                         --        6,000            --         3,397        1,250
    EBITDA......................                     68,835       72,739        79,115        73,768       77,296


                                                                             December 31,
                                                 ---------------------------------------------------------------------
                                                    1997          1996          1995          1994         1993
                                                    ----          ----          ----          ----         ----
                                                                        (Dollars in Thousands)
Balance Sheet Data:
    Intangible assets, net..................       $310,827     $327,358      $355,140      $374,595     $406,405
    Total assets............................        558,626      548,079       547,447       566,393      620,725
    Short-term debt.........................             --           --            --           719       25,962
    Long-term debt, including
      current portion.......................        131,951      131,535       146,714        66,904       58,300
    Debt to affiliates......................             --           --            --       130,000      221,591
    Preferred stocks of subsidiary..........         95,825       90,470        85,115        72,760           --
    Stockholder's equity....................         83,371       76,184        74,003        84,520       66,107
    Working capital surplus (deficiency)....         24,083       (6,009)      (35,983)       (4,848)       3,343

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

Results of Operations


Year ended December 31, 1997 compared with year ended December 31, 1996


      Net sales decreased by $35.2 million, or 8.0%, to $405.5 million for the year ended December 31, 1997 from $440.7 million for the year ended December 31, 1996. The decrease was due to lower shipments and increased returns as compared to the prior year caused by the overall weakness in the mass-fragrance market. The Company is taking steps in response to the current market conditions. These steps include improving the attractiveness of its promotional gift products in an attempt to increase retail sales and expanding into "non-traditional" fragrance items such as Calgon Body Mists and The Healing Garden aromachology products. The Company expects to expand the range and distribution of these product lines in 1998.

      Gross profit was 63.6% and 65.3% of net sales for the years ended December 31, 1997 and 1996, respectively. Gross profit percentage for the year ended December 31, 1997 was lower than the prior year due primarily to more expensive packaging for Christmas 1997 promotional products as well as increased returns.

      Selling, general and administrative expenses decreased by $20.5 million, or 9.5%, to $195.6 million, or 48.3%, of net sales for the year ended December 31, 1997, from $216.1 million, or 49.0% of net sales, for the year ended December 31, 1996. The decrease was primarily the result of lower advertising and promotional spending. In 1997, the Company spent approximately $129.0 million, or 31.8% of net sales, for advertising and promotional purposes, compared to approximately $148.3 million, or 33.7% of net sales, in 1996. General and administrative expenses were also lower but represented a higher percentage of net sales as a result of lower net sales for the year ended 1997 as compared to 1996.

      Amortization expense of $19.5 million was recorded in the years ended December 31, 1997 and 1996 representing the amortization of intangible assets over their respective estimated useful lives.

      Interest expense decreased by $1.1 million, or 4.9%, to $21.3 million for the year ended December 31, 1997 from $22.4 million for the year ended December 31, 1996. The decrease is due to lower average outstanding borrowings resulting from the repayment of the Term Loan in 1996.

      Other income, net increased to $2.4 million for the year ended December

31, 1997 from $2.2 million for the year ended December 31, 1996. The increase in other income, net is primarily derived from fees charged to an affiliated company, Lancaster Group US LLC, in return for providing various administrative, distribution and manufacturing services. The Company began providing such services in February 1996.

      Minority interest in preferred stocks was $5.4 million for both 1997 and 1996. Dividends recorded as minority interest in preferred stocks in 1997 and 1996, which were not declared, were accrued in-kind. Subject to certain exceptions, the Credit Facility and the Indenture restrict the Company's ability to pay dividends on the preferred stocks other than in-kind.

      Income tax expense was $11.1 million and $12.4 million for the years ended December 31, 1997 and 1996, respectively, representing an effective tax rate of 60.7% and 60.5%, respectively, for such periods. The effective tax rates differ from the United States statutory federal income tax rate of 35.0% primarily due to state income taxes, net of federal benefit, non-deductible amortization of certain intangibles, and non-deductible minority interest in preferred stocks dividends.

Year ended December 31, 1996 compared with year ended December 31, 1995

      Net sales decreased by $12.2 million, or 2.7%, to $440.7 million for the year ended December 31, 1996 from $452.9 million for the year ended December 31, 1995. The decrease was due to increased returns expense resulting primarily from an increase in the accrual for anticipated returns of 1996 Christmas shipments. Sales volume from new product launches amounted to $32.9 million. Incremental volume from these new brands was offset by a decrease in net sales for certain continuing brands for the year ended December 31, 1996 as compared to the year ended December 31, 1995.

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

      Amortization expense of $19.5 million was recorded in the years ended December 31, 1996 and 1995 representing the amortization of intangible assets over their respective estimated useful lives.

      Quintessence leases office space in Chicago, Illinois, a portion of which has been sublet. The remaining space, which was vacated by the Company in connection with the relocation of Quintessence's headquarters to New York, is vacant. The Company decided in 1994 to sublet the facility and at that time recorded an accrual equal to the present value of the minimum lease payments, less anticipated future sub-rental income. During 1996, the Company recorded an additional provision of $6.0 million for the idle lease space based upon management's latest estimate of future sub-rental income. The accrual for idle lease space requires management to make certain estimates and assumptions regarding, among other things, its ability to locate a tenant and the strength of the local real estate market. Actual results may differ from these estimates.

      Interest expense decreased by $2.4 million, or 9.6%, to $22.4 million for the year ended December 31, 1996 from $24.8 million for the year ended December 31, 1995. The decrease was due to lower average outstanding borrowings under the Term Loan, offset partly by higher average Revolving Loan Facility borrowings, as well as lower interest rates.

      Other income, net increased to $2.2 million for the year ended December 31, 1996 from $0.5 million for the year ended December 31, 1995. This increase is due primarily to fees from an affiliated company, Lancaster Group US LLC, of $2.0 million recorded by the Company in 1996 in return for providing various administrative, distribution and manufacturing services.

      Minority interest in preferred stocks was $5.4 million for both 1996 and 1995. Dividends recorded as minority interest in preferred stocks in 1996 and 1995, which were not declared, were accrued in-kind. Subject to certain exceptions, the Credit Facility and the Indenture restrict the Company's ability to pay dividends on the preferred stocks other than in-kind.

      Income tax expense was $12.4 million and $15.0 million for the years ended December 31, 1996 and 1995, respectively, representing an effective tax rate of 60.5% and 60.0%, respectively, for such periods. The effective tax rates differ from the United States statutory federal income tax rate of 35.0% primarily due to state income taxes, net of federal benefit, non-deductible amortization of certain intangibles, and non-deductible minority interest in preferred stocks dividends.

Financial Condition, Liquidity And Capital Resources

      The Company's business is seasonal in nature. During the first six months of the year working capital borrowings generally increase as payments are made for the prior Christmas season's advertising and promotional costs, credits are given on returns and inventory purchases are made. These borrowing requirements are partly offset by significant cash collections received in the first quarter related to prior year Christmas sales. Borrowings continue to increase during the third quarter, primarily to finance the build up of accounts receivable related to the back-to-school and Christmas selling seasons. During the fourth quarter, significant cash is generated as customer payments on Christmas orders are received. The magnitude and timing of the Company's borrowing requirements can vary from year to year due to timing of customer receipts and payment of vendor invoices, as well as other events which impact the Company's aggregate borrowing needs. For the years ended December 31, 1997, 1996 and 1995, the Company's average month-end working capital borrowings were $69.3 million, $66.1 million and $44.0 million, respectively. The Company's peak working capital borrowing needs for the years ended December 31, 1997, 1996 and 1995 were $126.8 million, $128.1 million and $91.0 million, respectively. These results are not necessarily indicative of future borrowing requirements.

      In December 1994, the Company entered into the Credit Facility which provided the Company with (i) a Term Loan of $70.0 million and (ii) a Revolving Loan Facility of up to $160.0 million. Up to $10.0 million of the Revolving Loan Facility may be used to issue standby and/or commercial letters of credit. During late 1995, the Company repaid $56.0 million of the Term Loan using cash provided by operating activities. During 1996, the Company repaid the remaining $14.0 million outstanding under the Term Loan. As of December 31, 1997, there were no outstanding borrowings under the Revolving Loan Facility.

      Revolving loans under the Revolving Loan Facility may be borrowed, repaid and reborrowed by the Company in accordance with the terms of the Credit Facility, provided that for a period of sixty consecutive days during each year commencing January 1, 1995 no more than $60.0 million of revolving loans under the Revolving Loan Facility may be outstanding. The Revolving Loan Facility expires on March 31, 2000.

      As of March 23, 1998, $29.0 million was outstanding under the Revolving Loan Facility. At such date, borrowings under the Revolving Loan Facility had a blended interest rate of 7.29% per annum. The Company entered into interest rate swap agreements in order to effectively fix the interest rate exposure on its average borrowings under the Credit Facility at approximately 7.28% for periods varying from 5 to 30 months from December 31, 1997.

      Subject to certain exceptions, the Credit Facility restricts the Company's ability to pay dividends on the Series A and Series B Preferred Stocks other than in-kind. The Credit Facility also contains certain covenants that place restrictions (subject to certain exceptions) on the Company (and its subsidiaries) with respect to guarantees, sale of certain assets, consolidations and mergers, loans and advances, indebtedness, issuance of stock and change of control. Additionally, the Credit Facility contains certain restrictive covenants which require the Company to maintain a minimum net worth of $140.0 million (including preferred stocks of subsidiary held by affiliate) as of December 31, 1994 and $140.0 million plus 50% of Adjusted Net Income (as defined), for each succeeding fiscal year. The Company is also required to maintain specific leverage, interest expense coverage and debt to capitalization ratios. These ratios become more restrictive in 1998.


      On April 27, 1995, the Company consummated a public offering for $135.0 million of aggregate principal amount 10.25% Notes, maturing May 1, 2005. The proceeds, net of underwriting discounts and offering expenses amounting to $4.2 million, were used to refinance the Company's $130.0 million aggregate principal amount of outstanding subordinated indebtedness to Benckiser and its affiliates plus accrued interest thereon through the closing date. The Notes contain certain covenants including provisions that place restrictions (subject to certain exceptions) on the Company with respect to guarantees, loans and advances, indebtedness, sale of certain assets, mergers and consolidations, issuance and sale of subsidiary stock and certain transactions with affiliates, including capital stock dividend payments.

      The Company's principal future uses of funds are operating expenses, working capital requirements, debt service, income taxes and, subject to limitations under the Credit Facility and the Notes, dividend payments to Coty Inc. In 1996, the Company paid dividends to Coty Inc. in the amount of $5.9 million, using cash from operating activities. No such dividends were declared or paid in 1997.

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

      During the years ended December 31, 1997, 1996 and 1995, net cash provided by operating activities amounted to $15.7 million, $34.1 million and $66.8 million, respectively. For the full-year 1997, cash provided by operations of $15.7 million was generated primarily by net income before non-cash charges of $45.4 million, and a net decrease of $16.8 million in accounts receivable, partly offset by an increase in inventories of $29.9 million and a $10.1 million decrease in accrued liabilities and accounts payable. Inventory increased to support first quarter 1998 product introductions and due to increased returns and shipments below expectation for certain promotions in 1997. Cash used in investing activities of $7.9 million represented investment in property, plant and equipment. Capital expenditures are not expected to be significant in 1998.

Computer Systems - Year 2000 Compliance

      The Company has conducted a comprehensive review of its computer systems to determine the potential exposure to the Year 2000 problem. The necessary changes to the Company's programs and hardware began in 1996 and are expected to be completed by the end of 1998. The changes include: replacing existing financial and manufacturing systems with Oracle Financial and Enterprise Resource Planning Applications; upgrading customer order processing system to a millennium compliant version; and replacing network and PC software packages. The Company is also in the process of surveying critical suppliers and customers to determine the status of their Year 2000 compliance programs. Based upon the work to date, and the assumption that the project can be implemented as planned, the Company does not expect that future costs relating to the Year 2000 issue will have a material impact on its financial position, results of operations or cash flows.

Inflation

      The effects of inflation have not been significant to the overall operating results of the Company in recent years. Generally, the Company has been able to increase selling prices sufficiently to offset cost increases, which have been moderate.

Change in Fiscal Year-End

      The Company will change its fiscal year-end from December 31 to June 30, effective for the period ending June 30, 1998.

Recent Accounting Pronouncements

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and will have no impact on the Company's financial position, results of operations or cash flows.

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

      The Company continues to respond to this market development by positioning certain of its products to compete with diverted prestige products. The Company is a wholly owned subsidiary of Coty Inc. Due to its ownership of all the capital stock of the Company, Coty Inc. is able to direct and control the management and policies of the Company, and can force or block mergers, sales of all or substantially all of the Company's assets and similar transactions. The Company's Board of Directors has been, and is expected to continue to be, comprised entirely of designees of Coty Inc. Coty Inc. and Benckiser are not, however, guarantors of the Notes or the Credit Facility and have no obligation to pay, or to make any payments on, the Notes or the Credit Facility. In addition, because of the Company's ownership by Coty Inc., it is unlikely that the Company would be able to develop sales of its products outside of the United States, other than through agreements with Coty Inc.

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

      The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including: competitive pressures on selling prices; the timing and cancellation of customer orders; the loss of a significant customer; returns from certain distributors; changes in product mix; the Company's ability to introduce new products on a timely basis; introduction of products by the Company's competitors; market acceptance of the Company's and its competitors' products; the level of orders received which can be shipped in a quarter; the Company's success in its marketing efforts; the timing of investments in research and development; and the Company's ability and its suppliers' and customers' ability to replace, modify, or upgrade computer programs in ways that adequately address the Year 2000 issue. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition and operating results.

Item 8.  Financial Statements and Supplementary Data

      Reference is made to the Index on page F-1 of the Consolidated Financial Statements of the Company contained herein.

Item 9.  Changes in and Disagreements with Accountants and Financial Disclosure

      None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors and Executive Officers of the Registrant

      The executive officers of the Company, as of December 31, 1997, were as follows:


Name                                                 Age      Position
----                                                 ---      --------

Jean-Andre Rougeot.................................   39      President, Chief Executive Officer and Director
Jerry L. Abernathy.................................   61      Chairman and Director
James N. McDougald..................................  64      Senior Vice President--Sales
Robert R. Clarke...................................   52      Senior Vice President--Manufacturing and Distribution
Mary C. Manning....................................   51      Senior Vice President--Market Development
Daniel J. Finnegan .................................  35      Vice President--Finance and Assistant Secretary
W. Howard Foote, Jr................................   57      Secretary and General Counsel

The other directors of the Company were as follows:

Name                                                 Age      Position
----                                                 ---      --------
Peter Harf.........................................   51      Director
Ashok N. Bakhru.....................................  55      Director


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

      Jerry L. Abernathy retired as Chairman and as a Director of the Company, effective December 31, 1997. From June 1992 to February 1997, Mr. Abernathy served as Director, President and Chief Operating Officer of the Company. His employment agreement provides for him to render consulting services to the Company through December 31, 1999.


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

      Daniel J. Finnegan has been Vice President--Finance and Assistant Secretary of the Company since November 1996. From January 1994 to October 1996, Mr. Finnegan served as Controller of the Company. From

August 1984 to December 1993, Mr. Finnegan was an employee of KPMG Peat Marwick, New York, New York, serving as a Senior Audit Manager since July 1991.

      W. Howard Foote, Jr. has been Secretary and General Counsel of the Company since January 1994. Mr. Foote served as Director of Legal Services of the Coty Division of Pfizer from 1980 until June 1992 and as Director of Legal Services of the Consumer Division of Pfizer from June 1992 until December 1993.

                      -----------------------------------


      Peter Harf has been a Director of the Company since Benckiser's acquisition of the Coty business in June 1992, and was Chairman from that date until March 1, 1997. In addition, Mr. Harf has served as Chairman and Chief Executive Officer of Benckiser since January 1988. Effective March 1, 1997, Mr. Harf resigned his position as Chairman of the Board but remains a Director of the Company. Mr. Harf continues to serve as Chairman of the Board of Coty Inc. and is a Director of Brunswick Corporation.

      Ashok N. Bakhru has been a Director of the Company since December 1996. In addition, Mr. Bakhru has served as Executive Vice President--Finance and Administration and Chief Financial Officer of Coty Inc. since April 1996. Prior to joining Coty Inc., Mr. Bakhru was employed by Scott Paper Company as Senior Vice President from 1991 to 1994. Mr. Bakhru is Chairman and Trustee of Goldman Sachs Trust and Goldman Sachs Variable Insurance Trust.

Compensation of Directors

      Directors are reimbursed by the Company for out-of-pocket expenses incurred in attending meetings of the Board of Directors as part of the policy of the Company and Coty Inc. to reimburse employees for such expenses. Directors are not compensated for serving on the Board of Directors.

      Directors are entitled to indemnification by Coty US, in accordance with the terms of its Amended and Restated Certificate of Incorporation, for any breach of fiduciary duty to the fullest extent permitted by Delaware law.

      Directors who are also employees of Coty Inc. have been provided with an additional indemnity by Coty Inc. for serving in the capacity of an officer and/or director of the Company or any of the Company's subsidiaries. Pursuant to an indemnification agreement, each such director is entitled to indemnification for, among other things, claims against any such director if such director acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company or any of the Company's subsidiaries as the case may be.

Item 11.  Executive Compensation

      The following table sets forth the annual compensation for services in all capacities to the Company for the years ended December 31, 1997, 1996 and 1995 of the Chief Executive Officer of the Company, and the other five most highly compensated executive officers of the Company (the "Named Executive Officers").


Name and Principal Position                                Annual Compensation
---------------------------                                -------------------
                                                                                   All Other
                                        Year      Salary (2)      Bonus (3)      Compensation (4)
                                       -----      ----------      ---------      ----------------

Jean-Andre Rougeot  (1)                 1997      $       --     $       --        $       --
    President and CEO                   1996              --             --                --
                                        1995              --             --                --
                                                          --             --

Jerry L. Abernathy  (1)                 1997         437,625        250,000             4,750
    Chairman                            1996         352,800        416,789             4,500
                                        1995         339,120        382,360             4,500

James N. McDougald                      1997         272,454         24,640             4,750
    Senior Vice President - Sales       1996         218,500        252,678             4,500
                                        1995         210,000        212,405             4,500

Robert R. Clarke                        1997         247,413         22,310             4,750
    Senior  Vice President -            1996         198,500        229,234             4,500
    Manufacturing and Distribution      1995         190,500        192,697             4,500

Victor E. Zast (5)                      1997         247,915             --             4,750
    President - Private Portfolio       1996         238,380        185,000             4,500
    Division  of  Coty US Inc.          1995         231,420        173,000             4,500

Mary C. Manning                         1997         233,673         21,280             4,750
    Senior Vice President -             1996         182,000        208,394             4,500
    Market Development                  1995         172,200        171,501             4,500


(1) Mr. Abernathy was President and Chief Operating Officer until March 1, 1997, when he became Chairman of the Company and Mr. Rougeot became President. Mr. Rougeot also serves as Executive Vice President of Coty Inc. and his compensation is paid by Coty Inc. Mr. Rougeot has never received compensation from the Company. Mr. Abernathy retired as of December 31, 1997.

(2)   The amounts in the "Salary" column represent the annual base salary for each of the Named Executive Officers.

(3) The amounts in the "Bonus" column represent the annual bonus amounts earned for the years 1997, 1996 and 1995 by each of the Named Executive Officers.

(4) The amounts in the "All Other Compensation" column represent the matching contributions that the Company makes to the Company's Incentive Savings Plan. See also "Certain Relationships and Related Transactions - Coty Inc".

(5)   Mr. Zast resigned from the Company, effective December 31, 1997.

Pension Plan

      Coty Inc. maintains a defined benefit pension plan (the "Pension Plan") for the benefit of the Company which is designed to qualify under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), for its salaried employees (including its executive officers) who work 1,000 hours or more during a year of employment. As of January 1, 1998, approximately 1,435 employees of the Company and its subsidiaries participated in the Pension Plan.

      The Pension Plan provides covered employees a monthly retirement benefit at normal retirement age (currently age 65) equal to six tenths of one percent of the employee's compensation for each year of service to the Company (or to a recognized predecessor Company) up to the "social security integration level", plus one percent of the employee's compensation in excess of the "social security integration level". "Social Security integration level," for each Pension Plan year, is the average of the taxable wage bases in effect for each year in the thirty-five year period ending with the year in which the determination is made. The executive officers indicated below each have six years of credited service under the Pension Plan as of January 1, 1998.

      The projected benefits payable at normal retirement age (currently age 65) for the Named Executive Officers, excluding Mr. Abernathy, who retired on December 31, 1997 and Mr. Rougeot, who is not compensated by the Company, are as follows:


                                               Projected Annual Benefit
                                               ------------------------
Name
----

James N. McDougald..................................... $10,347
Robert R. Clarke.......................................  26,572
Victor E. Zast.........................................  28,316
Mary C. Manning........................................  28,610


      The projected benefits shown above assume no increase in future pay levels, no future increases in the social security taxable wage base and no future increases in limits provided for under Section 401(a)(17) of the Internal Revenue Code.

Employment and Severance Agreements

      In February 1997, the Company and Mr. Abernathy entered into an employment agreement which amended an earlier agreement and which provided Mr. Abernathy with a salary of $375,000 from March 1 through December 31, 1997, and a bonus payable by March 31, 1998 with respect to 1997, and a fee for consulting services to be rendered through December 31, 1999, amounting to $400,000 per year, paid on a monthly basis. Mr. Abernathy has agreed not to compete with the Company or Coty Inc. for a period extending for two years after the conclusion of his consulting assignment.

      As of August 1997, the Company entered into new employment agreements with each of James N. McDougald, Robert R. Clarke and Mary C. Manning. Pursuant to the terms of the agreements, Mr. McDougald is to receive an annual base salary of not less than $274,800; Mr. Clarke is to receive an annual base salary of not less than $249,540; Ms. Manning is to receive an annual base salary of not less than $235,920; and each of these executive officers is entitled to receive an additional annual compensation amount to be paid in accordance with a formula which is tied to the Company's earnings, net sales, and working capital. The agreements provide for severance benefits if any such executive officer is terminated for reasons other than for "cause" (including termination resulting from a change in control of the Company) or any such executive officer resigns for "good reason". Upon the occurrence of either event, each such executive officer is entitled to receive his or her base salary through August 2000 plus any bonus amounts deemed earned and due. The agreements are for three years, but are automatically renewed for successive one year terms, unless terminated by either party upon six months notice. Each such executive officer has agreed not to compete with the Company or Coty Inc. in the United States fragrance or cosmetics business for a period of two years from the date of termination of employment. Effective December 31, 1997, the Company entered into a separation agreement with Mr. Zast. Such agreement provides Mr. Zast with semi-monthly separation payments of $12,500 and medical benefits through June 30, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of the date of this filing, the number and percentage of outstanding shares of Common Stock beneficially owned by each person known by the Company to beneficially own more than 5% of such stock.


      Name and Address                  Shares of Common Stock     Percentage of Common
      of Beneficial Owner                 Beneficially Owned         Stock Outstanding
      -------------------               ----------------------     --------------------
      Coty Inc.
      1325 Avenue of the Americas
      New York, New York 10019                    100                      100%

      Benckiser beneficially owns all of the issued and outstanding voting capital stock of Coty Inc. In connection with a credit facility established by Coty Inc. in October 1997 with several banks, Coty Inc. pledged the shares of Coty US as collateral for the facility.


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

Preferred Stocks Interest In QHI Group Holdings, Inc.

      Quintessence Transaction. In 1991, BCPI acquired all of the outstanding capital stock of Quintessence. In January 1994, BCPI contributed all of the outstanding capital stock of Quintessence to QHIG in exchange for 1,000 shares of the Series A Preferred Stock having an aggregate liquidation preference of $68.0 million, the fair market value of Quintessence at the date of the Quintessence Transaction. Contemporaneously with this exchange, Coty US contributed $1.0 million to QHIG in return for 100 shares of QHIG's Common Stock. On June 30, 1995, BCPI transferred the Series A Preferred Stock to Coty Inc.

      Coty Inc., as the holder of the Series A Preferred Stock, is entitled to receive quarterly dividends which accrue at a rate per share per annum equal to 7.0% of the liquidation preference of such shares, as declared by the Board of Directors of QHIG. At the sole discretion of the Board of Directors of QHIG, any such dividend may be paid, in lieu of paying such dividend in cash, in additional shares of Series A Preferred Stock, such additional shares having a liquidation value equal to the amount of such dividends so paid in additional shares. In the event of any liquidation, dissolution or winding up of QHIG, Coty Inc., as the holder of the shares of Series A Preferred Stock, shall be entitled to be paid $68.0 million plus an amount equal to the dividends accrued at such time. At any time (i) after January 4, 1999, at the option of QHIG or (ii) after January 4, 2007, at the option of Coty Inc., as the holder of the Series A Preferred Stock, QHIG is required to redeem the Series A Preferred Stock. Notwithstanding the foregoing, QHIG is not permitted to redeem any shares of Series A Preferred Stock in the event that such redemption will violate the terms of any loan agreement, mortgage, indenture or other similar document. Subject to certain exceptions, the Credit Facility and the Indenture restrict Coty US and its subsidiaries, including QHIG, from making certain dividend payments, including dividend payments on the Series A Preferred Stock (other than in-kind). QHIG has guaranteed the Company's obligations under the Credit Facility and has also guaranteed on a senior subordinated basis, the Company's obligations under the Notes.

      Pursuant to an Option Agreement (the "Option Agreement") between Benckiser and Coty Inc., Coty Inc. has granted an irrevocable right and option to Benckiser to purchase from Coty Inc. all of the Series A Preferred Stock then held by Coty Inc. for a purchase price equal to the fair market value of such shares at the time of purchase. The option is exercisable only in the event that the indebtedness under the Indenture or the Credit Facility has been accelerated or not paid when due. In addition, Benckiser and Coty US have entered into an

Equity Contribution Agreement (the "Equity Contribution Agreement") whereby Benckiser has agreed (i) to exercise its purchase option on the Series A Preferred Stock in the event of such acceleration and (ii) to contribute to the common equity capital of Coty US all of the Series A Preferred Stock so purchased.

      Calgon Transaction. Pursuant to a licensing agreement with Calgon Corporation, Benckiser has the exclusive right to produce, market and distribute Calgon bath products in the United States and its territories and possessions. Such licensing agreement is exclusive and royalty free to Benckiser and terminates in April 2017. Benckiser initially assigned such license to BCPI. In January 1995, BCPI contributed the license rights to produce, market and distribute in the United States and its territories and possessions the U.S. bath products line of the Calgon brand to QHIG in exchange for the Series B Preferred Stock having an aggregate liquidation preference of $7.0 million. As a result of such contribution, the Company has assumed the marketing responsibilities for the Calgon bath products line in the United States. BCPI provides to the Company certain services related to the Calgon bath products line. The terms of the Series B Preferred Stock (other than the aggregate liquidation preference of such shares) are identical to those of the Series A Preferred Stock, except that (i) the quarterly dividend rate is equal to 8.5% per annum per share and (ii) the Series B Preferred Stock may be redeemed at any time after January 4, 2000 at the option of QHIG, subject to any restrictions contained in debt instruments of the Company. On June 30, 1995, BCPI transferred the Series B Preferred Stock to Coty Inc. The Option Agreement and Equity Contribution Agreement also apply to the Series B Preferred Stock on like terms as those described above in conjunction with the Series A Preferred Stock. See "Coty Inc".


Master Intercompany Agreement

      In October 1994, the Company entered into a Master Intercompany Agreement with BCPI and Benckiser (on behalf of Benckiser and all of its subsidiaries (other than Coty US and BCPI)) pursuant to which the parties formalized the terms and conditions applicable to a number of existing and proposed intercompany services and relationships, including the following:

      Calgon. Beginning January 1, 1995, BCPI began providing to the Company certain services relating to the Calgon bath products line in the United States, including purchasing raw materials, manufacturing, packaging and warehousing products and performing certain customer services. BCPI charges the Company a fee of not more than 108% (subject to adjustment for certain tax events) of the actual costs incurred (which costs shall include a reasonable allocation of overhead and general administrative expenses) by BCPI in providing such services. Such services will continue to be provided by BCPI unless otherwise terminated by either the Company or BCPI on six months notice. In 1997, 1996 and 1995, the Company made purchases of Calgon bath products from BCPI in the amount of $3.1 million, $6.9 million and $5.4 million, respectively. Calgon Body Mists and related lotions and gels are produced at the Company's Sanford, North Carolina facility or by third party contractors.

      Research and Development. From January 1, 1994, the Company has provided and will continue to provide to Coty Inc. and its various subsidiaries certain research and development services relating to fragrances, cosmetics and related products. The Company charges Coty Inc. (or the applicable Coty Inc. subsidiary) a fee of not more than 108% (subject to adjustment for certain tax events) of the actual costs incurred (which costs shall include a reasonable allocation of overhead and general administrative expenses) by the Company in providing such services. Such services will continue to be provided by the Company unless otherwise terminated by either the Company or Coty Inc. on six months notice. The fee charged by the Company to affiliates for the years ended December 1997, 1996 and 1995 amounted to $3.9 million, $3.2 million and $2.0 million, respectively.

      Manufacturing and Other Services. The Company and Coty Inc. or its subsidiaries have historically provided and will continue to provide certain product manufacturing services and, from time to time, will provide various other operating services in the ordinary course of business. The parties will charge each other a fee of not more than 108% (subject to adjustment for certain tax events) of the actual costs incurred (which costs shall include a reasonable allocation of overhead and general administrative expenses) in providing manufacturing services. The fees for other services will also be negotiated by the parties in good faith and on an arm's length basis. Such services will continue to be provided by the Company unless otherwise terminated by either the Company or Coty Inc. on six months notice. Net sales to affiliates and related costs for the years ended December 31, 1997, 1996 and 1995 amounted to $13.3 million and $12.4 million, respectively; $15.7 million and $14.1 million, respectively; and $12.2 million and $11.4 million, respectively.

      Licensing. Coty US and its subsidiaries have entered into certain license agreements, including sublicenses relating to the Calgon trademarks. Pursuant to the Calgon sublicense, QHIG has the exclusive right to use and to sublicense to its affiliates, including Coty US, the Calgon trademarks relating to bath products in the United States and has agreed to pay Benckiser (now Coty Inc.) a monthly royalty of 5% of the net sales of Calgon products. In addition, Coty Inc. and the Company have agreed that Coty Inc. from time to time may license to the Company trademarks related to fragrances, cosmetics and related products and that the Company will pay Coty Inc. an annual royalty not to exceed 8% of net sales (except in the case of a sublicense of a trademark licensed but not owned by Coty Inc. or any of its subsidiaries, in which case the annual royalty may exceed 10% of net sales but will not exceed the royalty payable by Coty Inc. itself). In 1997, 1996 and 1995 royalties relating to the Calgon trademarks, incurred by the Company, amounted to $2.0 million, $0.9 million and $0.8 million, respectively.

      Stetson. When Benckiser acquired the Coty business from Pfizer, Benckiser, the Company and Pfizer entered into an agreement with the John B. Stetson Company pursuant to which, among other things, Pfizer guaranteed that annual royalties under the Stetson license would not be less than $4.65 million for each year from 1993 through 2001. Pursuant to the terms of a separate agreement, Benckiser agreed to reimburse Pfizer for 50% of any payment due under such guarantee for 1997 and 100% of any payment due under such guarantee for each year from 1998 through 2001. Pursuant to the Master Intercompany Agreement, the Company has agreed to reimburse Benckiser for a portion of any such payments equal to the proportion that the United States Stetson business bears to the worldwide Stetson business. On an annual basis since 1993, the Company's worldwide royalty payments did not exceed the $4.65 million minimum, and Pfizer paid to the John B. Stetson Company the payment required as a result of the shortfall. The Company paid 50% of the shortfall for the year ended December 31, 1997. For a description of the Stetson license, see "Description of Business - Stetson License Agreement".

      Quintessence Acquisition. When BCPI acquired Quintessence in 1991, it received certain indemnification rights from the sellers of the Quintessence business under the acquisition agreement. Coty US currently owns all of the outstanding common stock of Quintessence. As a result, BCPI has agreed to take such actions in respect of any claims for indemnity under the acquisition agreement as Coty US may, from time to time, request.

      Subsidiary Licensing. Coty US has entered into certain license agreements, including licenses relating to the Jovan, Aspen and Calgon trademarks, with its subsidiaries. Pursuant to the Jovan and Aspen sublicense, Coty US has the exclusive right to use the Jovan and Aspen trademarks in the United States and its territories and has agreed to pay its wholly owned subsidiary, Quintessence, a quarterly royalty of 5% on Coty US's net sales of Jovan and Aspen products.

Pursuant to the Calgon sublicense, Coty US has the exclusive right to use the Calgon trademarks relating to bath products in the United States and its territories and has agreed to pay its wholly owned subsidiary, QHIG, a monthly royalty of 5% of Coty US's net sales of Calgon products. QHIG in turn pays an identical royalty to Benckiser (now Coty Inc.)

      In addition, Coty US and its subsidiaries have agreed that they may from time to time license to each other trademarks relating to fragrances, cosmetics and related products and that the party receiving such license will pay to the licensor an annual royalty not to exceed 8% of net sales (except in the case of a sublicense of a trademark licensed but not owned by Coty US or one of its subsidiaries, in which case the annual royalty may exceed 10% of net sales but will not exceed the royalty payable by Coty US or such subsidiary itself).

      Coty Barbados Services. Coty US and Coty Inc. (Barbados), a wholly owned subsidiary of Coty US which is intended to qualify as a Foreign Sales Corporation under Section 922 of the Internal Revenue Code ("Coty Barbados"), have entered into a Commission Agreement and Service Agreement pursuant to which
(i) Coty US has appointed Coty Barbados to solicit, negotiate, and make contracts for the provision of certain services for a commission to be determined, on a case-by-case basis, in accordance with the Internal Revenue Code and (ii) Coty Barbados has appointed Coty US to provide certain services, including advertising and sales promotion and the processing of customer orders, for a fee not to exceed the actual costs incurred in providing such services (which costs shall include a reasonable allocation of overhead and general administrative expenses).

Coty Inc.

      On March 1, 1995, Benckiser contributed to the predecessor of Coty Inc. all of the capital stock of the Company in exchange for all of the common stock of Coty Inc. On such date, BCPI contributed to Coty Inc. all of the capital stock of Lancaster Group (USA) Inc., a Delaware corporation, (subsequently merged with and into Lancaster Group US LLC, a Delaware limited liability company), in exchange for the preferred stock (non-voting) of Coty Inc. On June 30, 1995, BCPI transferred QHIG's Series A Preferred Stock and Series B Preferred Stock to Coty Inc. Coty Inc. entered into an Option Agreement with Benckiser, requiring Coty Inc. to sell the Series A Preferred Stock and the Series B Preferred Stock to Benckiser upon the occurrence of certain events, on the same terms as the Option Agreement between Benckiser and BCPI. In 1996, Coty Inc. purchased its preferred stock from BCPI. The Company has entered into a tax-sharing agreement with Coty Inc. pursuant to which the

Company has agreed to bear a portion of the consolidated income taxes of Coty Inc. and its subsidiaries, but in no event greater than the income taxes otherwise payable by the Company and its subsidiaries if the Company and its subsidiaries were an independent consolidated group. The Indenture restricts the type of tax-sharing agreement into which the Company can enter. Although management believes the Company will not be adversely affected as a result of ownership by Coty Inc., under United States tax laws, the Company would be liable jointly and severally for the federal income tax liability of any corporation in the same consolidated group as the Company, including Coty Inc. and any other corporation owned directly or indirectly by Coty Inc. In addition, the Company is included in the Pension Plan of Coty Inc. and is jointly and severally liable for the obligations of the Pension Plan.

      Under an arrangement with Coty Inc., certain executive officers included in the annual compensation table in "Executive Compensation" were each granted Coty Inc. stock options as indicated, and 10,000 Coty Inc. restricted shares under the Coty Inc. Long-Term Incentive Plan; James N. McDougald, 52,500 options; Robert R. Clarke, 40,000 options; and Mary C. Manning, 25,000 options. The options become exercisable with the passage of time and the restrictions on the restricted shares lapse with the attainment of certain performance targets by Coty Inc. As of December 31, 1997, no options were exercisable and no restrictions on the restricted shares had lapsed. Coty Inc. charged the Company for such 1997 accrued compensation expense aggregating approximately $0.8 million.

Lancaster Group US LLC

      Effective February 1, 1996, pursuant to the Master Intercompany Agreement, the Company began providing various administrative and distribution services to Lancaster Group US LLC. In addition, the Company provides certain manufacturing services for Lancaster Group US LLC's promotional products such as gift sets. The Company charges Lancaster Group US LLC a fee of not more than 108% (subject to adjustment for certain tax events) of the actual costs incurred (which costs shall include a reasonable allocation of overhead and general administrative expenses) by the Company in providing such services. Such services will continue to be provided by the Company unless terminated by either the Company or Lancaster Group US LLC on six months notice. In 1997 and 1996, fees from Lancaster Group US LLC totaled $2.2 million and $2.0 million, respectively. In addition, from July 1996 until December 31, 1997, Lancaster Group US LLC utilized approximately 20% of the Company's New York office space and paid a pro rata portion of the annual rental charges. Such pro rata portion amounted to $0.4 million and $0.2 million in 1997 and 1996, respectively. In January 1998, Lancaster Group US LLC moved out of the Company's office space and, therefore, will no longer absorb a portion of the rental charges after December 31, 1997.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)   List of documents filed as part of this Report:

              (1) Consolidated Financial Statements and Independent Auditors' Report included herein: See Index on page F-1

              (2)   Financial Statement Schedule: See Index on page F-1

              (3) Index to and List of Exhibits: The exhibits which are filed with this report or which are incorporated by reference are set forth in the exhibit index hereto.

          (b)   Reports on Form 8-K:

                None.

                          COTY US INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                           Page
                                                                           ----

Independent Auditors' Report.............................................   F-2

Audited Financial Statements:

     Consolidated Balance Sheets as of December 31, 1997 and 1996........   F-3

     Consolidated Statements of Income for each of the years in
     the three-year period ended December 31, 1997.......................   F-4

     Consolidated Statements of Stockholder's Equity for each of the
     years in the three-year period ended December 31, 1997..............   F-5

     Consolidated Statements of Cash Flows for each of the years in
     the three-year period ended December 31, 1997.......................   F-6

     Notes to Consolidated Financial Statements..........................   F-7


Financial Statement Schedule:

     Schedule VIII - Valuation and Qualifying Accounts for each  of
        the years in the three-year period ended December 31, 1997.......   S-1

                          INDEPENDENT AUDITORS' REPORT



      To the Stockholder of Coty US Inc.:

      We have audited the accompanying consolidated balance sheets of Coty US Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholder's equity and cash flows for the three years ended December 31, 1997. Our audit also included the financial statement schedule as listed in the index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audit.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coty US Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the three years ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




\s\ Deloitte & Touche LLP

New York, New York
February 23,  1998

                          COTY US INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands, Except Share Data)

                                                                                              December 31,
                                                                                              ------------
Assets                                                                                  1997             1996
                                                                                        ----             ----
Current assets
      Cash and cash equivalents..............................................        $ 17,678           $  7,199
      Trade accounts receivable, less allowances for doubtful
           accounts of $5,344 and $5,270, respectively.......................          70,901             88,072
      Inventories............................................................          83,495             53,563
      Due from affiliates, net...............................................           1,590              4,279
      Deferred income taxes..................................................          31,480             35,094
      Prepaid expenses and other current assets..............................          14,072              7,548
                                                                                     --------           --------
           Total current assets..............................................         219,216            195,755

Property, plant and equipment, net...........................................          28,583             24,966
Goodwill and other intangibles, net..........................................         310,827            327,358
                                                                                     --------           --------
           Total assets......................................................        $558,626           $548,079
                                                                                     ========           ========

Liabilities and Stockholder's Equity
Current liabilities
      Accounts payable.......................................................        $ 41,701           $ 41,430
      Income and other taxes payable.........................................          19,791             22,512
      Accrued liabilities....................................................         133,641            137,822
                                                                                     --------           --------
           Total current liabilities.........................................         195,133            201,764

Long-term bank debt..........................................................              --                 --
Senior subordinated notes....................................................         131,951            131,535
Deferred income taxes........................................................          21,098             19,829
Other long-term liabilities..................................................          31,248             28,297
                                                                                     --------           --------
           Total liabilities.................................................         379,430            381,425
                                                                                     --------           --------

Preferred stocks of subsidiary held by affiliate.............................          95,825             90,470
                                                                                     --------           --------

Stockholder's equity
      Common stock, $1 par, 100 shares authorized, issued and
           outstanding.......................................................              --                 --
      Additional paid-in capital.............................................          36,809             36,809

      Retained earnings......................................................          46,562             39,375
                                                                                     --------           --------
           Total stockholder's equity........................................          83,371             76,184
                                                                                     --------           --------
           Total liabilities and stockholder's equity........................        $558,626           $548,079
                                                                                     ========           ========


                 See notes to Consolidated Financial Statements.

                          COTY US INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)

                                                                                          Year Ended December 31,
                                                                                          -----------------------
                                                                               1997             1996             1995
                                                                               ----             ----             ----
Net sales..............................................................     $ 405,458        $ 440,699        $ 452,885

Cost of sales..........................................................       147,708          153,072          152,759
                                                                            ---------        ---------          -------
      Gross profit.....................................................       257,750          287,627          300,126

Selling, general and administrative expenses...........................       195,640          216,097          226,006

Amortization of intangibles............................................        19,531           19,456           19,455

Quintessence integration costs.........................................            --            6,000               --
                                                                            ---------        ---------         --------


      Operating income.................................................        42,579           46,074           54,665



Interest expense ......................................................        21,334           22,434           24,815

Other income, net......................................................        (2,407)          (2,247)            (493)

Minority interest in preferred stocks..................................         5,355            5,355            5,355
                                                                            ---------        ---------         --------

      Income before income taxes.......................................        18,297           20,532           24,988



Provision for income taxes.............................................        11,110           12,430           15,005
                                                                             ---------        ---------         --------
      Net income.......................................................     $   7,187        $   8,102         $  9,983
                                                                            =========        =========         ========



                 See notes to Consolidated Financial Statements.

                                      COTY US INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                          (Dollars in Thousands)


                                                       Common Stock        Additional                   Total
                                                    -----------------        Paid-in     Retained    Stockholder's
                                                    Shares      Amount       Capital     Earnings       Equity
                                                    ------      ------      ----------   --------    -------------
Balance, January 1, 1995........................       100     $    --    $   43,809    $   40,711   $   84,520

Calgon Transaction (Note 1).....................        --          --        (7,000)           --       (7,000)

Dividend to parent..............................        --          --            --       (13,500)     (13,500)

Net income .....................................        --          --            --         9,983        9,983
                                                   -------     -------    ----------    ----------   ----------
Balance, December 31, 1995......................       100          --        36,809        37,194       74,003

Dividend to parent..............................        --          --            --        (5,921)      (5,921)

Net income .....................................        --          --            --         8,102        8,102
                                                   -------     -------    ----------    ----------   ----------
Balance, December 31, 1996......................       100          --        36,809        39,375       76,184

Net income......................................        --          --            --         7,187        7,187
                                                   -------     -------    ----------    ----------   ----------
Balance, December 31, 1997......................       100     $    --    $   36,809    $   46,562   $   83,371
                                                   =======     =======    ==========    ==========   ==========




                 See notes to Consolidated Financial Statements.

                          COTY US INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                                                        Year Ended December 31,
                                                                                        -----------------------
                                                                               1997            1996             1995
                                                                               ----            ----             ----
Cash flows from operating activities

Net income   ........................................................       $   7,187        $  8,102         $  9,983
Adjustments to reconcile net income to net cash
      provided by operating activities:
             Depreciation and amortization...........................          24,896          24,418           23,957
             Minority interest in preferred stocks...................           5,355           5,355            5,355
             Deferred income taxes...................................           4,883          (4,034)          (1,644)
             Provision for post-retirement benefits..................           2,741           2,416            1,919
             Provision for bad debts.................................             375           1,980            1,328
      Changes in operating assets and liabilities:
             (Increase) decrease in accounts receivable..............          16,796         (13,652)          (3,689)
             (Increase) decrease in inventories......................         (29,932)         (4,193)           1,029
             (Increase) decrease in prepaid expenses and other
                 current assets......................................          (6,524)          1,996           (2,955)
             Increase (decrease) in accounts payable.................             271          (4,619)          10,502
             Increase (decrease) in accrued liabilities and other....         (10,323)         16,285           21,024
                                                                            ----------       --------         --------
Net cash provided by operating activities............................          15,725          34,054           66,809
                                                                            ---------        --------         --------

Cash flows from investing activities

      Purchase of property, plant and equipment......................          (7,935)         (2,822)          (1,357)
                                                                            ----------       ---------        --------
Cash used in investing activities....................................          (7,935)         (2,822)          (1,357)
                                                                            ---------        ---------        --------

Cash flows from financing activities

      Dividend to parent.............................................              --          (5,921)         (13,500)
      Repayment of long-term bank debt...............................              --         (15,596)         (56,000)
      Net proceeds from long-term bank debt..........................              --              --            1,596
      Net proceeds from senior subordinated notes....................              --              --          130,788
      Net repayment of debt to affiliates............................              --              --         (130,000)
      Net repayment of short-term debt ..............................              --              --             (719)
      (Increase) decrease in due from affiliates, net................           2,689          (2,961)           2,448
                                                                            ---------        --------         --------

Net cash provided by (used in) financing activities..................           2,689         (24,478)         (65,387)
                                                                            ---------        ---------        --------



Net increase in cash and cash equivalents............................          10,479           6,754               65

Cash and cash equivalents, beginning of year.........................           7,199             445              380
                                                                            ---------        --------         --------
Cash and cash equivalents, end of year...............................       $  17,678        $  7,199         $    445
                                                                            =========        ========         ========

Cash paid for:

      Interest.......................................................       $  19,476        $ 20,116         $ 20,769
                                                                            =========        ========         ========
      Income taxes..................................................        $   8,998        $ 10,822         $ 16,740
                                                                            =========        ========         ========

                 See notes to Consolidated Financial Statements.

                          COTY US INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


(1) The Company

      Coty US Inc. ("Coty US") and its subsidiaries (collectively, the "Company") is principally in the business of manufacturing and distributing fragrances and other fragrance-related products. In addition, the Company also manufactures and distributes the Calgon bath and body product line, cosmetics and, commencing in October 1997, a line of aromatherapy products under The Healing Garden brand name.

      Coty US is a wholly owned subsidiary of Coty Inc., a subsidiary of Joh. A. Benckiser GmbH ("Benckiser"). On June 5, 1992, pursuant to the Asset Purchase Agreement between Pfizer Inc. ("Pfizer") and Benckiser, Coty US commenced operations with the purchase of certain assets and the assumption of certain liabilities of the Coty division of Pfizer. The acquisition was accounted for using the purchase method. The excess of the purchase price and transaction costs over the fair value of net assets acquired was allocated to goodwill. In connection with a credit facility established by Coty Inc. in October 1997 with several banks, Coty Inc. pledged the shares of Coty US as collateral for the facility.

      In connection with the purchase, Coty US was assigned the exclusive license to the Stetson trademarks pursuant to an agreement (the "Stetson Agreement") (Notes 3 and 6).

      On January 4, 1994, Benckiser Consumer Products, Inc. ("BCPI"), a Delaware corporation and wholly owned subsidiary of Benckiser, contributed all of the outstanding capital stock of Quintessence Holdings, Inc. ("Q Holdings"), a Delaware corporation and wholly owned subsidiary of BCPI, to QHI Group Holdings, Inc. ("QHIG"), a Delaware corporation and a subsidiary of Coty US. In exchange for BCPI's capital contribution, QHIG issued to BCPI 1,000 shares of its Series A Preferred Stock, (the "Series A Preferred Stock") with an aggregate liquidation preference of $68,000, representing the fair value of Q Holdings at the date of exchange. As of December 31, 1997 and 1996, $19,040 and $14,280, respectively, of dividends have been accrued cumulatively on an in-kind basis, increasing the carrying value of the preferred stock of subsidiary.

      In January 1995, BCPI contributed to QHIG the license rights to produce, market and distribute in the United States and its territories and possessions the U.S. bath products line of its Calgon brand in exchange for 100 shares of QHIG's Series B Preferred Stock (the "Series B Preferred Stock") having an aggregate liquidation preference of $7,000 (the "Calgon Transaction"). Since this was a related party transaction, the fair value of the Calgon brand was reflected as a reduction to additional paid-in capital. As of December 31, 1997 and 1996, $1,785 and $1,190, respectively, of dividends have been accrued cumulatively on an in-kind basis, increasing the carrying value of the preferred stock of subsidiary.


      In March 1995, Benckiser contributed to the predecessor of Coty Inc. all of the Company's capital stock in exchange for all of the common stock of Coty Inc. On such date, BCPI contributed to Coty Inc. all of the capital stock of Lancaster Group (USA) Inc., a Delaware corporation (subsequently merged with and into Lancaster Group US LLC, a Delaware limited liability company), in exchange for all of the preferred stock (non-voting) of Coty Inc. In 1996, Coty Inc. purchased all its preferred stock from BCPI. The Company has entered into a tax-sharing agreement with Coty Inc. pursuant to which the Company has agreed to pay to Coty Inc. its share of the consolidated income taxes of Coty Inc. and its subsidiaries, based on the taxes that would be payable by the Company and its subsidiaries if the Company and its subsidiaries were an independent consolidated group. Accordingly, the Company's consolidated financial statements continue to reflect its tax provision and related tax balance sheet accounts as though the Company were an independent taxpayer.

      On June 30, 1995, BCPI transferred the Series A Preferred Stock and Series B Preferred Stock (collectively, the "Preferred Stocks") to Coty Inc.

                          COTY US INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


(2) Summary Of Significant Accounting Policies


  Principles of consolidation

      The accompanying consolidated financial statements include the accounts of Coty US and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. Certain amounts in the prior year consolidated financial statements have been reclassified to conform with the 1997 presentation.


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


  Inventories

      Inventories are stated at the lower of cost, determined on a first-in /first-out (FIFO) basis, or market.


  Property, plant and equipment

      Property, plant and equipment are stated at cost. The cost of renewals and betterments are capitalized and depreciated; expenditures for maintenance and repairs are charged to expense as incurred.

      Depreciation is computed using the straight-line method over the following estimated useful lives:

                            Description                        Years
                            -----------                        -----

      Buildings.....................................            25
      Leasehold improvements........................ Remaining Term of Lease
      Machinery and equipment.......................             7
      Furniture and fixtures........................             7
      Computer equipment............................             5
      Autos and trucks..............................             5

Intangible assets

      Intangible assets are amortized under the straight-line method over the following estimated useful lives:

                             Descriptions                       Years
                             ------------                       -----
      Goodwill......................................            25-40
      Stetson Agreement.............................               20
      Trademarks....................................             5-20


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

  Advertising and promotional costs

      The Company expenses advertising and promotional costs as incurred. Advertising and promotional costs were $129,045, $148,327 and $157,944 for the years ended December 31, 1997, 1996 and 1995, respectively.


  Income taxes

      The Company provides for income taxes under Statement of Financial Accounting Standard ("SFAS") No. 109. Deferred income taxes result from temporary differences between the financial reporting bases and tax bases of assets and liabilities. Deferred taxes are recorded at enacted statutory rates and are adjusted as enacted rates change. Classification of deferred tax assets and liabilities corresponds with the classification of the underlying assets and liabilities giving rise to the temporary differences.

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

  Change in fiscal year-end

      The Company will change its fiscal year-end from December 31 to June 30, effective for the period ending June 30, 1998.

  Recent accounting pronouncements

      In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and will have no impact on the Company's financial position, results of operations or cash flows.

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

      Pfizer obtained the John B. Stetson Company's consent to assign the Stetson license to the Company and Benckiser at the time Benckiser acquired the Coty business in 1992. The United States rights to the Stetson license were assigned to the Company; the international territory rights were assigned to Benckiser. The Company and Benckiser are jointly and severally liable for their obligations under the Stetson license. Pursuant to the terms of the consent, Pfizer guaranteed that annual worldwide royalties under the Stetson license would not be less than $4,650 for each year from 1993 through 2001. Pursuant to the terms of a separate agreement, Benckiser agreed to reimburse Pfizer for 50% of any payment due under such guarantee for 1997 and 100% of any payment due under such guarantee for each year from 1998 through 2001. The Company has agreed to reimburse Benckiser for a portion of any such payments equal to the proportion that the United States Stetson business bears to the worldwide Stetson business. On an annual basis since 1993, worldwide royalty payments did not exceed $4,650, the minimum required annual worldwide royalty payment, and Pfizer paid to the John B. Stetson Company the payment required as a result of the shortfall. The Company paid 50% of the shortfall for the year ended December 31, 1997. In addition, pursuant to the terms of the consent, Benckiser agreed to maintain direct or indirect ownership of at least 51% of the Company's common stock and 51% of the Company's voting securities and further agreed to maintain "control" of the Company.

(4) Inventories

      Inventories consisted of the following:

                                                       December 31,
                                                       ------------
                                                   1997            1996
                                                   ----            ----
      Raw materials.....................         $29,652          $15,787
      Work-in-process...................          17,786           10,388
      Finished goods....................          36,057           27,388
                                                 -------          -------
                                                 $83,495          $53,563
                                                 =======          =======

(5) Property, Plant And Equipment


Property, plant and equipment consisted of the following:
                                                       December 31,
                                                       ------------
                                                   1997              1996
                                                   ----              ----
      Land..............................         $ 1,500          $ 1,500
      Buildings.........................          15,526           15,491
      Machinery and equipment...........          25,880           22,387
      Construction in progress..........           5,357              994
                                                 -------          -------
                                                  48,263           40,372
      Less accumulated depreciation.....         (19,680)         (15,406)
                                                 -------          -------
                                                 $28,583          $24,966
                                                 =======          =======

      During 1997, the Company initiated the implementation of Oracle Enterprise Resource Planning software applications. The information systems that will be replaced as part of this project include inventory management, materials requirement planning, purchasing, accounts payable, and general ledger. Anticipated benefits include enhancing the Company's inventory planning and scheduling processes, reduction of paper processing, and increased efficiency through the improvement and standardization of certain processes. The project will be completed in 1998 and is expected to have a total cost of approximately $7,000.

                          COTY US INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


(6) Intangible Assets

      Intangible assets consisted of the following:

                                                                             December 31,
                                                                             ------------
                                                                           1997          1996
                                                                           ----          ----
      Goodwill..................................................         $223,115      $220,115
      Stetson Agreement.........................................          133,100       133,100
      Trademarks................................................           68,374        68,374
                                                                         --------      --------
                                                                          424,589       421,589
      Less accumulated amortization.............................         (113,762)      (94,231)
                                                                         --------      --------
                                                                         $310,827      $327,358
                                                                         ========      ========


(7) Income Taxes

      The provision (benefit) for income taxes consisted of the following:

                                                                              Year Ended December 31,
                                                                              -----------------------
                                                                          1997           1996           1995
                                                                          ----           ----           ----
      Current:
           Federal..............................................         $ 4,790        $12,758         12,897
           State................................................           1,437          3,706          3,752
      Deferred:
           Federal..............................................           3,757         (3,103)        (1,112)
           State................................................           1,126           (931)          (532)
                                                                         -------        -------        -------
                                                                         $11,110        $12,430        $15,005
                                                                         =======        =======        =======

      During 1996, the Company reversed acquisition reserves amounting to $8,326 which were recorded as deferred income tax liabilities with a corresponding credit recorded to goodwill. This non-cash transaction was excluded from the accompanying consolidated statements of cash flows.

      A reconciliation between the statutory tax rate and the effective rate is as follows:


                                                                                 Year Ended December 31,
                                                                                 -----------------------
                                                                            1997           1996           1995
                                                                            ----           ----           ----
      Statutory federal income tax rate.........................            35.0%          35.0%          35.0%
      State income taxes, net of federal benefit................             6.2            6.2            6.2
      Non-deductible amortization of intangibles................             7.4            6.6            5.7
      Non-deductible minority interest in preferred stocks......            12.1           10.7            8.8
      Other components..........................................               -            2.0            4.3
                                                                            ----           ----           ----
                                                                            60.7%          60.5%          60.0%
                                                                            ====           ====           ====

                         COTY US INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

      The primary components of the deferred tax asset (liability) were as follows:


                                                                                      December 31,
                                                                                      ------------
                                                                                  1997            1996
                                                                                  ----            ----
      Deferred taxes current:
         Accruals not currently deductible.............................         $ 31,480       $ 35,094
                                                                                ========       ========

      Deferred taxes non-current:
         Accumulated depreciation and amortization.....................         $(30,872)      $(27,227)
         Accruals not currently deductible.............................            9,774          7,398
                                                                                --------       --------
                                                                                $(21,098)      $(19,829)
                                                                                ========       ========

 (8) Due From Affiliates, Net

      At December 31, 1997 and 1996, due from affiliates, net consisted of non-interest bearing receivables and payables which arose in the ordinary course of business.

(9) Accrued Liabilities

Accrued liabilities consisted of the following:

                                                                                       December 31,
                                                                                       ------------
                                                                                   1997           1996
                                                                                   -----          ----
      Sales returns accrual............................................          $ 70,437        $ 74,638
      Marketing and advertising accruals...............................            42,779          42,274
      Employee benefit accruals........................................             8,238           9,228
      Other............................................................            12,187          11,682
                                                                                 --------        --------
                                                                                 $133,641        $137,822
                                                                                 ========        ========


(10) Long-Term Debt


Long-term debt consisted of the following:


                                                                                       December 31,
                                                                                       ------------
                                                                                   1997            1996
                                                                                   ----            ----
      Senior subordinated notes........................................          $135,000       $135,000
      Less: Unamortized debt issuance costs............................             3,049          3,465
                                                                                 --------       --------
                                                                                 $131,951       $131,535
                                                                                 ========       ========

Long-term bank debt

      On December 21, 1994, the Company entered into a credit facility (the "Credit Facility") with the First National Bank of Chicago ("First Chicago"), as administrative agent, and certain lenders that provides (i) a term loan facility of $70,000 (the "Term Loan") and (ii) a revolving loan facility of up to $160,000 (the "Revolving Loan Facility"). Up to $10,000 of the Revolving Loan Facility may be used to issue standby and/or commercial letters of credit. Coty US's subsidiaries, QHIG and Quintessence Incorporated ("Quintessence"), a Delaware company and wholly owned subsidiary of Q Holdings, have provided an unconditional guaranty of all amounts owing under the Credit Facility. Coty Inc. and Benckiser are not guarantors for the Credit Facility. The Revolving Loan Facility matures on March 31, 2000.

                         COTY US INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


      The Company is permitted, at its election and at any time, to reduce permanently the amount available under the Credit Facility in whole or in part. In late 1995, the Company repaid $56,000 of the Term Loan, leaving a balance of $14,000 at December 31, 1995. In 1996, the Company repaid the remaining $14,000. There were no borrowings under the Revolving Loan Facility at December 31, 1997 and 1996. For the years ended December 31, 1997, 1996 and 1995, the Company's average month-end working capital borrowings were $69,300, $66,100 and $44,000, respectively. The Company's peak working capital borrowing needs for the years ended December 31, 1997, 1996 and 1995 were $126,775, $128,102 and $91,000, respectively.

      Revolving loans under the Revolving Loan Facility may be borrowed, repaid and reborrowed by the Company in accordance with the terms of the Credit Facility, provided that for a period of sixty consecutive days during each year no more than $60,000 of revolving loans under the Revolving Loan Facility may be outstanding. At the Company's option, interest on amounts borrowed under the Credit Facility are payable either at (i) the greater of (x) the rate announced as the corporate base rate of First Chicago and (y) the applicable federal funds rate plus 1/2 of 1%, plus an applicable base rate margin (which applicable base rate margin shall not be lower than 0% or exceed 0.25%) or (ii) the applicable Eurodollar rate plus an applicable Eurodollar rate margin (which applicable Eurodollar rate margin shall not be lower than 0.50% or exceed 1.25%). The applicable margins referred to above vary (within the ranges referred to above) in accordance with the Company's operating performance. At December 31, 1997 and 1996, there were no borrowings outstanding under the Credit Facility. Unamortized debt issuance costs related to the Credit Facility of $1,261 and $1,892 at December 31, 1997 and 1996, respectively, are shown net of other long-term liabilities in the accompanying consolidated balance sheets. The Credit Facility obligates the Company to pay a quarterly commitment fee equal to the applicable commitment fee rate (which applicable commitment fee rate shall not exceed 0.375% per annum) on the average daily unused portion of the Revolving Loan Facility, as well as certain other customary fees and commissions. The weighted average interest rates were approximately 6.7% and 6.3% on average month-end outstanding borrowings under the Credit Facility for the years ended December 31, 1997 and 1996, respectively.

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

      The Notes are general unsecured obligations of the Company, and are senior in right of payment to all existing and future indebtedness of the Company which is made expressly junior thereto and are subordinate in right of payment to all senior debt of the Company, including indebtedness under the Credit Facility. Coty Inc. and Benckiser are not guarantors of the Notes.

                          COTY US INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


(11) Preferred Stocks Of Subsidiary

      The Series A and Series B Preferred Stocks of QHIG held by Coty Inc. are non-voting and accrue cumulative dividends quarterly at 7.0% and 8.5%, respectively, per annum. Dividends may be paid in cash or in-kind, only when and if declared by the Company's Board of Directors. Dividends in-kind with a liquidation value of $5,355 were accrued for both in 1997 and 1996. At any time after January 4, 1999, QHIG may redeem the Series A Preferred Stock, subject to certain restrictions, and at any time after January 4, 2007, the holder may redeem the Series A Preferred Stock. The Series B Preferred Stock may be redeemed any time after January 4, 2000 at the option of QHIG, subject to certain restrictions, and at any time after January 4, 2007 by the holder.

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

Funding for the Pension Plan is provided solely through contributions from the Subsidiaries after consideration of recommendations from the Pension Plan's independent actuary. Such recommendations are based on actuarial valuations of benefits payable under the Pension Plan. The Company's net periodic pension cost is summarized as follows:

                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                                                1997         1996           1995
                                                                                ----         ----           ----
      Service costs....................................................        $1,289        $1,375        $1,070
      Interest costs...................................................           432           324           215
      Actual return on plan assets.....................................          (995)         (711)         (637)
      Deferred asset gain..............................................           526           377           439
      Other............................................................            (3)           (3)           (4)
                                                                               ------        ------        ------
                                                                               $1,249        $1,362        $1,083
                                                                               ======        ======        ======

      The following table sets forth the funded status and the amounts included in the accompanying consolidated balance sheets:

                                                                                          December 31,
                                                                                   1997               1996
                                                                                   ----               ----
      Actuarial present value of:
              Vested benefit obligation................................          $ (5,368)           $ (3,793)
              Non-vested benefit obligation............................            (1,799)               (763)
                                                                                 ---------           --------
      Accumulated benefit obligation...................................          $ (7,167)           $ (4,556)
                                                                                 =========           =========

      Projected benefit obligation.....................................          $ (8,113)           $ (5,768)
      Plan assets at fair value........................................             6,987               5,692
                                                                                 --------            --------
              Funded status............................................            (1,126)                (76)
      Unrecognized prior service credit................................               (25)                (28)

      Unrecognized net loss............................................              (203)               (427)
                                                                                 ---------           --------
              Accrued pension liability................................          $ (1,354)           $   (531)
                                                                                 =========           ========

                          COTY US INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)



      The assumptions used in developing the above amounts were as follows:

                                                                                     1997                1996
                                                                                     ----                ----
      Discount rate....................................................             7.0%                7.5%
      Expected long-term rate of return on plan assets.................             8.0%                8.0%
      Average assumed rate of compensation increases...................          5.0% - 5.5%       5.0% - 5.5%


      At December 31, 1997 and 1996, substantially all of the Pension Plan assets were invested in mutual funds which invest primarily in corporate bonds and common stocks.


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

      The Company's net periodic post-retirement cost was as follows:

                                                                                     Year Ended December 31,
                                                                                1997          1996          1995
                                                                               -----          ----          ----
      Service costs....................................................        $1,491        $1,431        $1,030
      Interest costs...................................................         1,440         1,253         1,057
      Amortization of unrecognized net loss (gain).....................            (2)            1          (168)
                                                                               ------        ------        ------
                                                                               $2,929        $2,685        $1,919
                                                                               ======        ======        ======

      The following table sets forth the funded status and the amounts included in the accompanying consolidated balance sheets:



                                                                                          December 31,
                                                                                     1997            1996
                                                                                     ----            ----
Actuarial present value of accumulated post-retirement
    benefit obligation for:
         Retired employees.............................................          $ (1,724)         $ (1,055)
         Fully eligible active employees...............................              (591)             (302)
         Partially eligible active employees...........................            (3,312)           (2,942)
         Other active employees........................................           (19,149)          (15,189)
                                                                                 ---------         ---------
Accumulated post-retirement benefit obligation.........................           (24,776)          (19,488)
Unrecognized net (gain) loss...........................................               841            (1,708)
                                                                                 ---------         ---------
         Accrued post-retirement liability.............................          $(23,935)         $(21,196)
                                                                                 =========         =========

      The accrual for post-retirement liability is included in other long-term liabilities in the accompanying consolidated balance sheets.

      For measurement purposes, per capita costs of covered health care benefits were assumed to increase for 1997 by 10.2% and 9.6% for non-Medicare and Medicare-covered employees, respectively. The rate of increase was assumed to decrease gradually to 5.0% by 2007 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 31, 1997 by approximately $5,950 and the post-retirement benefit cost for the year then ended by approximately $825.

      The weighted-average discount rates used in determining the accumulated post-retirement benefit obligation were 7.0% in 1997 and 7.5% in 1996.

                         COTY US INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


  Savings and investment plan

      The Company maintains a voluntary savings and investment plan for its employees. Within prescribed limits, the Company bases its contributions to the plan on employee contributions. For 1997, 1996 and 1995, Company contributions amounted to $1,983, $2,009 and $1,976, respectively.


 (13) Commitments

      The Company has entered into long-term lease agreements for office and warehouse facilities. Rent expense was $1,987, $1,738 and $1,777 in 1997, 1996 and 1995, respectively.

      The Company's future minimum lease payments, excluding the Chicago lease described in Note 16, are the following:


Years Ending December 31,
-------------------------
      1998..............................................................................           $   3,666
      1999..............................................................................               3,332
      2000..............................................................................               2,792
      2001..............................................................................               1,920
      2002..............................................................................               1,828
      Thereafter........................................................................               2,590
                                                                                                    --------
      Total.............................................................................            $ 16,128
                                                                                                    ========


      Rent expense for 1997 and 1996 is net of the pro rata portion allocated to Lancaster Group US LLC in the amount of $360 and $150, respectively (see Note
14). In January 1998, Lancaster Group US LLC moved out of the Company's office space and, therefore, will no longer absorb a portion of the rental charges after December 31, 1997.

      A group of executives of the Company are covered by employment contracts. As of December 31, 1997, the Company's aggregate minimum compensation commitment amounted to $1,964 through August 2000. In addition, the employment contracts provide for bonuses to be paid in accordance with a formula which is tied to the Company's earnings, net sales and working capital.



(14) Transactions With Affiliates

      Transactions with affiliates not disclosed elsewhere in these consolidated financial statements are set forth below.


      The Company provides Coty Inc. and its various subsidiaries certain research and development services. The Company charges Coty Inc. (or the applicable Coty Inc. subsidiary) a fee equal to actual costs incurred plus an agreed-upon markup. Such fees amounted to $3,877, $3,178 and $2,039 in 1997, 1996 and 1995, respectively.

      The Company performs manufacturing services for certain affiliates in return for a fee equal to actual costs incurred plus an agreed-upon markup. During 1997, 1996 and 1995, the Company recorded net sales to these affiliates of $13,332, $15,718 and $12,158, respectively, and costs of $12,448, $14,148 and
$11,427, respectively.

      Pursuant to the Calgon Transaction, the Company buys certain manufactured products from an affiliated manufacturing facility in Rockwood, Michigan for a fee equal to actual costs incurred plus an agreed-upon markup. In 1997, 1996 and 1995, the Company made purchases of approximately $3,100, $6,900 and $5,400, respectively, from such affiliate. Additionally, the Company has agreed to pay Benckiser (now Coty Inc.) a monthly royalty of 5% of the net sales of Calgon products. Such royalty expense amounted to $2,001, $886 and $806 for the years ended December 31, 1997, 1996 and 1995, respectively.

      Effective February 1, 1996, pursuant to the Master Intercompany Agreement, the Company began providing various administrative and distribution services to Lancaster Group US LLC. In addition, the Company provides certain manufacturing services for Lancaster Group US LLC's promotional products such as gift sets. The Company charges Lancaster Group US LLC a fee of not more than 108% (subject to adjustment for certain tax events) of the actual costs incurred (which costs shall include a reasonable allocation of overhead and general administrative expenses) by the Company in providing such services. Such services will continue to be provided by

                         COTY US INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


the Company unless terminated by either the Company or Lancaster Group US
LLC on six months notice. In 1997 and 1996, fees from Lancaster Group US LLC totaled $2,182 and $2,000, respectively. In addition, from July 1996 through December 1997, Lancaster Group US LLC utilized approximately 20% of the Company's New York office space and paid a pro rata portion of the annual rental charges. Such pro rata portion amounted to $360 and $150 in 1997 and 1996, respectively. In January 1998, Lancaster Group US LLC moved out of the Company's office space and, therefore, will no longer absorb a portion of the rental charges after December 31, 1997.

      Under an arrangement with Coty Inc., certain executive officers were granted in the aggregate 117,500 Coty Inc. stock options and 30,000 Coty Inc. restricted shares under the Coty Inc. Long-Term Incentive Plan. The options become exercisable with the passage of time and the restrictions on the restricted shares lapse with the attainment of certain performance targets by Coty Inc. As of December 31, 1997, no options were exercisable and no restrictions on the restricted shares had lapsed. Coty Inc. charged the Company for such 1997 accrued compensation expense aggregating approximately $840.


(15) Significant Customers

      Sales to two customers accounted for approximately 29% and 10% of net sales, respectively, in 1997; 28% and 10% of net sales, respectively, in 1996; and 26% and 13% of net sales, respectively, in 1995. Sales to the Company's five largest retailers represented in the aggregate approximately 54%, 50% and 50% of net sales in 1997, 1996 and 1995, respectively.


(16) Quintessence Integration Costs

      Of the 64,000 square feet of office space which the Company is currently leasing in Chicago, 7,000 square feet was used by the Company through December 31, 1997 and 17,000 square feet had been sublet. The remaining 40,000 square feet, which was vacated by the Company in connection with the late 1993 relocation of Quintessence's headquarters to New York, remain vacant. As of January 1, 1998, the Company is no longer utilizing any of the lease space. The Company is seeking to sublease all of the remaining space.

      During 1996, the Company recorded an additional provision of $6,000 for the idle lease space based upon management's latest estimate of future sub-rental income. At December 31, 1997 and 1996, the reserve amounted to $11,167 and $12,648, respectively. This reserve principally represents the present value of the future minimum lease payments less anticipated future sub-rental income. The accrual for idle lease space requires management to make certain estimates and assumptions regarding, among other things, its ability to locate a tenant and the strength of the local real estate market. Actual results may differ from these estimates.


(17) Financial Instruments

      The carrying amounts of cash equivalents, trade receivables, accounts payable and bank debt approximate their fair market values. The market value of the Notes, based on public market quotation, was $143,532 and $141,723 at December 31, 1997 and 1996, respectively.

      During 1995, the Company entered into interest rate swap agreements in order to effectively fix its interest rate exposure on its average borrowings under the Credit Facility. These swap agreements effectively fix the interest rate exposure on the Company's average borrowings under the Credit Facility at approximately 7.28% for periods varying from 5 to 30 months from December 31, 1997. At December 31, 1997 and 1996, the Company had outstanding fixed interest rate swaps with an aggregate notional principal amount of $40,000 and $75,000, respectively. The agreements outstanding at December 31, 1997 mature in May 1998 ($20,000) and June 2000 ($20,000). The approximate cost to the Company to terminate these agreements at December 31, 1997 and 1996 would have been $170 and $250, respectively. However, the agreements are not held for trading purposes and the Company has no current intention to terminate such agreements. At December 31, 1997, the Company believes that there was no significant credit risk of non-performance by counterparties.

                         COTY US INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


(18) Parent Only Financial Information

      Coty US's subsidiaries, QHIG and Quintessence, are guarantors under the Notes. Substantially all operations, assets and liabilities of the Company are those of Coty US. Summarized unconsolidated financial information of Coty US, exclusive of intercompany balances between Coty US and its subsidiaries, is as follows:

                                                                                        December 31,
                                                                                        ------------
                                                                                   1997               1996
                                                                                   ----               ----
      Balance Sheets:
      Current assets...................................................          $215,428            $189,802
      Non-current assets...............................................           304,838             314,273
      Current liabilities..............................................           191,974             198,605
      Non-current liabilities..........................................           179,588             172,228


                                                                                      Year Ended December 31,
                                                                                      -----------------------
                                                                                  1997        1996           1995
                                                                                  ----        ----           ----
      Statements of Income:
      Net sales........................................................      $ 405,458       $440,699      $452,885
      Gross profit.....................................................        257,750        287,627       300,126
      Operating income.................................................         46,057         55,552        58,511
      Income before income taxes.......................................         27,948         32,710        35,249
      Net income.......................................................         16,433         18,834        20,726



(19) Quarterly Results of Operations (Unaudited)

      The following is a summary of the unaudited quarterly results of operations:


                                             Quarter Ended (Dollars in Quarterly Table in Millions)
                              -------------------------------------------------------------------------------------
                            Mar. 31,   June 30,   Sept. 30,  Dec. 31,      Mar. 31,   June 30,   Sept. 30, Dec. 31,
                              1997       1997        1997      1997          1996       1996       1996      1996
                              ----       ----        ----      ----          ----       ----       ----      ----
Net sales..................  $54.5      $65.0      $129.8    $156.2          $64.6     $66.0       $170.0     $140.1
Gross profit...............   36.6       44.3        79.9      96.9           42.9      45.1        110.1       89.5
Operating income (loss)....   (9.6)      (7.5)       26.6      33.0           (4.7)     (5.4)        38.0       18.2
Net income (loss)..........   (6.7)      (6.1)        9.3      10.7           (4.8)     (5.4)        14.6        3.7


      Net sales for the fourth quarter 1997 are $16,111 higher than the fourth quarter of 1996 primarily due to later shipments of certain Christmas orders in 1997 and the launch of The Healing Garden in the fourth quarter 1997. Gross profit as a percentage of net sales in the fourth quarter 1997 as compared to the fourth quarter 1996 was adversely impacted by product mix, as well as increased returns. Operating income for the fourth quarter 1997 is significantly higher than the fourth quarter 1996 due to increased net sales and reduced advertising and promotional spending. Additionally, the fourth quarter 1996 operating income includes a charge of $4,500 for Quintessence integration costs.

                          COTY US INC. AND SUBSIDIARIES
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)



                                                        Balance at       Charged to                       Balance
                                                        beginning         cost and                        at end
                                                         of year          expenses        Deductions      of year
                                                        ----------       ----------       ----------      -------
Year end ed December 31, 1997:
Applied against asset accounts -
   Reserve for doubtful accounts.................         $5,270           $   375         $   301        $5,344

Year ended December 31, 1996:
Applied against asset accounts -
   Reserve for doubtful accounts.................          6,236             1,980           2,946         5,270

Year ended December 31, 1995:
Applied against asset accounts -
   Reserve for doubtful accounts.................          6,410             1,328           1,502         6,236



              This schedule should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

                                   SIGNATURES

Dated: March 27, 1998

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  COTY US INC.
                                  ------------
                                  (Registrant)




By:   /s/Jean-Andre Rougeot                   By:  /s/Daniel J. Finnegan
      ------------------------------               ----------------------------
      Jean-Andre Rougeot                           Daniel J. Finnegan
      President                                    Vice President, Finance
      (Principal Executive Officer)                (Principal Financial and
                                                   Accounting Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 27, 1998 and in the capacities indicated.


                    Signatures                                          Title
                    ----------                                          -----


      /s/Jean-Andre Rougeot
      ----------------------------------------
      (Jean-Andre Rougeot)                                             Director


      /s/Dr. Peter Harf
      ----------------------------------------
      (Dr. Peter Harf)                                                 Director


      /s/Ashok N. Bakhru
      ----------------------------------------
      (Ashok N. Bakhru)                                                Director

                                INDEX TO EXHIBITS


Exhibit
Number   Description                                                                                         Page
------   -----------                                                                                         ----
3.01     Amended and Restated  Certificate of  Incorporation  of Coty US Inc. dated December 14, 1994
         (Incorporated by reference to Exhibit 3.01 to the Company's Form S-1 Registration  Statement
         No. 33-89774)...............................................................................

3.02     Bylaws of Coty US Inc.  (Incorporated by reference to Exhibit 3.02 to the Company's Form S-1
         Registration Statement No. 33-89774)........................................................

3.03     Certificate of Amendment of the Amended and Restated  Certificate of  Incorporation  of Coty
         US Inc. dated May 22, 1996  (Incorporated by reference to Exhibit 3.02 to the Company's Form
         8-K dated May 30, 1996).....................................................................

4.01     Indenture  dated as of April 27, 1995 between Coty US Inc.  and The First  National  Bank of
         Boston,  Trustee  (Incorporated  by  reference  to Exhibit  4.01 to the  Company's  Form S-1
         Registration Statement No. 33-89774)........................................................

4.02     Form  of  Note  (Incorporated  by  reference  to  Exhibit  4.02 to the  Company's  Form  S-1
         Registration Statement No. 33-89774)........................................................

10.01    License  Agreement  dated November 19, 1980 between John B. Stetson  Company and Pfizer Inc.
         (Incorporated  by  reference  to  Exhibit  10.01  to the  Company's  Form  S-1  Registration
         Statement No. 33-89774).....................................................................

10.02    First  Amendment to License  Agreement dated January 1, 1986 between John B. Stetson Company and Pfizer Inc.  (Incorporated  by  reference  to Exhibit  10.02 to the  Company's  Form S-1
         Registration Statement No. 33-89774)........................................................

10.03    Second Amendment to License  Agreement dated August 14, 1990 between John B. Stetson Company and Pfizer Inc.  (Incorporated  by  reference  to Exhibit  10.03 to the  Company's  Form S-1
         Registration Statement No. 33-89774)........................................................

10.04    Consent and Agreement  dated May 1, 1992 between John B. Stetson  Company,  Pfizer Inc., Joh
         A.  Benckiser  GmbH,  Coty US Inc. and  Benckiser  Consumer  Products Inc.  (Incorporate  by
         reference to Exhibit 10.04 to the Company's Form S-1 Registration Statement No. 33-89774)...

10.05    Credit  Agreement  dated as of December 21, 1994 between Coty US Inc. and The First National
         Bank of Chicago,  as Agent, and certain Lenders named therein,  as amended  (Incorporated by reference to Exhibit 10.05 to the Company's Form S-1 Registration Statement No. 33-89774)...

10.06    Subsidiaries  Guaranty  dated as of  December  21,  1994  among  QHI Group  Holdings,  Inc.,
         Quintessence  Incorporated and The First National Bank of Chicago (Incorporated by reference to Exhibit 10.06 to the Company's Form S-1 Registration Statement No. 33-89774).............


10.07*   Amended and Restated  Incentive  Savings Plan for Employees of Benckiser  Consumer  Products
         Inc.  dated November 24, 1993  (Incorporated  by reference to Exhibit 10.07 to the Company's
         Form S-1 Registration Statement No. 33-89774)...............................................

10.08    Sublease dated August 24, 1992 by and between Haythe & Curley,  a New York  partnership  and
         Coty US Inc.  (Incorporated  by  reference  to  Exhibit  10.08  to the  Company's  Form  S-1
         Registration Statement No. 33-89774)........................................................

10.09    Loan Agreement  dated as of December 21, 1994 among Joh. A. Benckiser GmbH and Coty US Inc., as  amended  (Incorporated  by  reference  to  Exhibit  10.09  to  the  Company's  Form  S-1
         Registration Statement No. 33-89774)........................................................

10.10    Master  Intercompany  Agreement  dated as of October 15, 1994 among Coty US Inc.,  Benckiser
         Consumer  Products  Inc.  and Joh. A Benckiser  GmbH  (Incorporated  by reference to Exhibit
         10.10 to the Company's Form S-1 Registration Statement No. 33-89774)........................

10.11    Lease  Agreement  dated  October 29, 1982 between  Jovan,  Inc.  (now known as  Quintessence
         Incorporated) and LaSalle National Bank, as Trustee under Trust No. 100049  (Incorporated by reference to Exhibit 10.18 to the Company's Form S-1 Registration Statement No. 33-89774)...

10.12    First Amendment to Lease  Agreement  dated March 11, 1983 between LaSalle  National Bank, as
         Trustee under Trust No. 100049 and Jovan,  Inc.  (Incorporated by reference to Exhibit 10.19 to the Company's Form S-1 Registration Statement No. 33-89774)..............................

10.13    Second  Amendment to Lease Agreement dated March 16, 1984 between LaSalle  National Bank, as
         Trustee  under  Trust No.  100049 and  Beecham  Cosmetics  Inc.  (now known as  Quintessence
         Incorporated)  (Incorporated  by  reference  to  Exhibit  10.20  to the  Company's  Form S-1
         Registration Statement No. 33-89774)........................................................

10.14    Third Amendment to Lease  Agreement dated September 27, 1988 between LaSalle  National Bank, as Trustee under Trust No. 100049 and  Quintessence  Incorporated  (formerly known as Jovan,
         Inc.)  (Incorporated  by reference to Exhibit 10.21 to the Company's  Form S-1  Registration
         Statement No. 33-89774).....................................................................

10.15 *  The Pension Plan for Employees of Benckiser  Consumer  Products Inc.  dated July 1, 1987, as amended  (Incorporated  by reference to Exhibit 10.22 to the Company's Form S-1 Registration
         Statement No. 33-89774).....................................................................

10.16    Equity Contribution  Agreement between Coty US Inc. and Joh. A. Benckiser GmbH (Incorporated
         by reference to Exhibit 10.23 to the Company's Form S-1 Registration Statement No. 33-89774)

10.17    Indemnification  Agreement  dated  October  15, 1994  between  Joh.  A.  Benckiser  GmbH and
         Jean-Andre  Rougeot  (Incorporated  by reference to Exhibit 10.24 to the Company's  Form S-1
         Registration Statement No. 33-89774)........................................................

10.18    Indemnification  Agreement  dated  October 15, 1994 between Joh. A.  Benckiser  GmbH and Mr.Peter  Harf  (Incorporated  by  reference  to  Exhibit  10.26  to  the  Company's
         Form  S-1 Registration Statement No. 33-89774...............................................

10.19    Coty Inc.  and  Subsidiaries  Tax Sharing  Agreement  dated as of March 1, 1995 by and among
         Coty  Inc.,  Lancaster  Group  (USA)  Inc.,  Coty US Inc.,  and any  other  direct  domestic subsidiaries of Coty Inc.  (Incorporated by reference to Exhibit 10.27 to the Company's Form
         S-1 Registration Statement No. 33-89774)....................................................

10.20    Option Agreement between Joh. A. Benckiser GmbH and Coty Inc.  (Incorporated by reference to
         Exhibit 10.28 of the Company's Form 10-K for the fiscal year ended December 31, 1995).......

10.21    First Amendment to Sublease  Agreement dated August 24, 1992 by and between Haythe & Curley, a New York  Partnership and Coty US Inc.  (Incorporated by reference to Exhibit 10.26 of the
         Company's Form 10-K for the fiscal year ended December 31, 1996)............................

10.22 *  Employment  Agreement  dated  March 1, 1997  between  Coty US Inc.  and  Jerry L.  Abernathy
         (Incorporated  by reference to Exhibit 10.27 of the Company's  Form 10-K for the fiscal year ended December 31, 1996)....................................................................

10.23 *  Employment  Agreement  dated  August 1, 1997  between  Coty US Inc.,  Coty Inc. and James N.
         McDougald ..................................................................................

10.24 *  Employment  Agreement  dated August 1, 1997 between Coty US Inc.,  Coty Inc.,  and Robert R.
         Clarke......................................................................................

10.25 *  Employment  Agreement  dated  August 1, 1997  between  Coty US Inc.,  Coty Inc.  and Mary C.
         Manning.....................................................................................

10.26 *  Separation  Agreement  dated December 31, 1997 between Coty US Inc., Coty Inc. and Victor E.
         Zast........................................................................................

10.27    Inter-Company  Agreement for 1997 participation in Coty Inc. Long-Term  Incentive Plan dated
         February 1, 1998 between Coty US Inc. and Coty Inc. ........................................

10.28    Inter-Company  Agreement for future  participation  in Coty Inc.  Long-Term  Incentive  Plan dated February 1, 1998 between Coty US Inc. and Coty Inc. ..................................

21.01    Subsidiaries  of Coty US Inc.  (Incorporated  by reference to Exhibit 21.01 of the Company's
         Form 10-K for the fiscal year ended December 31, 1995)......................................

27.01    Financial Data Schedule.....................................................................

-----------------------
* Indicates a management contract or compensatory plan or arrangement.