Form 10-Q
period 1998-03-31
COTY US INC
filed 1998-05-14
CIK 939919

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                      For the Quarter Ended March 31, 1998

                                       OR
/ /  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

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

Yes /X/             No / /

As of May 14, 1998 there were 100 shares of the Company's common stock outstanding, all of which were held by Coty Inc., a subsidiary of Joh. A. Benckiser GmbH.

                                  COTY US INC.
                                    FORM 10-Q

                                      INDEX

Part I.    Financial Information                                            Page
                                                                            ----
           Item 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 1998 and
           December 31, 1997...............................................    3

           Consolidated Statements of Operations for the three months
           ended March 31, 1998 and 1997...................................    4

           Consolidated Statements of Cash Flows for the three months
           ended March 31, 1998 and 1997...................................    5

           Notes to Unaudited Consolidated Financial Statements............    6

           Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..................    8

Part II.   Other Information...............................................   10

           Signature.......................................................   11

                          PART I. FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

                          COTY US INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands, Except Share Data)


                                                                    March 31, 1998               December 31, 1997
                                                                    --------------               -----------------
                                                                     (Unaudited)
Assets
Current assets
     Cash and cash equivalents..............................           $    131                       $ 17,678
     Trade accounts receivable, less allowance for doubtful
         accounts of $5,894 and $5,344, respectively........             43,539                         70,901
     Inventories............................................            109,607                         83,495
     Due from affiliates, net...............................              4,457                          1,590
     Deferred income taxes..................................             31,145                         31,480
     Prepaid expenses and other current assets..............             15,264                         14,072
                                                                       --------                       --------
           Total current assets.............................            204,143                        219,216

Property, plant and equipment, net..........................             29,516                         28,583
Goodwill and other intangibles, net.........................            305,947                        310,827
                                                                       --------                       --------
           Total assets.....................................           $539,606                       $558,626
                                                                       ========                       ========

Liabilities and Stockholder's Equity
Current Liabilities
     Accounts payable.......................................           $ 40,693                       $ 41,701
     Income and other taxes payable.........................             10,836                         19,791
     Accrued liabilities....................................             93,687                        133,641
                                                                       --------                       --------
           Total current liabilities........................            145,216                        195,133

Long-term bank debt.........................................             35,167                             --
Senior subordinated notes...................................            132,055                        131,951
Deferred income taxes ......................................             21,359                         21,098
Other long-term liabilities.................................             31,404                         31,248
                                                                       --------                       --------
           Total liabilities................................            365,201                        379,430
                                                                       --------                       --------

Preferred stocks of subsidiary held by affiliate............             97,164                         95,825
                                                                       --------                       --------


Stockholder's equity
     Common stock, $1 par, 100 shares authorized, issued
         and outstanding....................................                 --                             --
     Additional paid-in capital.............................             36,809                         36,809
     Retained earnings......................................             40,432                         46,562
                                                                       --------                       --------
           Total stockholder's equity.......................             77,241                         83,371
                                                                       --------                       --------
           Total liabilities and stockholder's equity.......           $539,606                       $558,626
                                                                       ========                       ========

            See Notes to Unaudited Consolidated Financial Statements.

                          COTY US INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                     Three Months Ended March 31,
                                                              ----------------------------------------
                                                                 1998                         1997
                                                                 ----                         ----
Net sales.............................................        $   62,050                     $  54,484
Cost of sales.........................................            21,933                        17,890
                                                              ----------                     ---------
           Gross profit...............................            40,117                        36,594


Selling, general and administrative...................            44,825                        41,301
Amortization of intangibles...........................             4,883                         4,882
                                                              ----------                     ---------
           Operating loss.............................            (9,591)                       (9,589)


Interest expense......................................             4,252                         4,420
Other income, net.....................................              (790)                         (614)
Minority interest in preferred stocks.................             1,339                         1,339
                                                              ----------                     ---------
           Loss before income taxes...................           (14,392)                      (14,734)


Income tax benefit....................................             8,261                         7,986
                                                              ----------                     ---------

           Net loss...................................        $   (6,131)                    $  (6,748)
                                                              ===========                    ==========


            See Notes to Unaudited Consolidated Financial Statements.

                          COTY US INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                 ------------------
                                                                                     March 31,
                                                                                     ---------
                                                                            1998                      1997
                                                                            ----                      ----
Cash flows from operating activities
Net loss ............................................................     $  (6,131)             $   (6,748)
Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization.............................         6,259                   5,996
           Minority interest in preferred stocks.....................         1,339                   1,339
           Deferred income taxes.....................................           596                     706
           Provision for post-retirement benefits....................           406                     642
           Provision for bad debts...................................           540                     402
    Changes in operating assets and liabilities:
           Decrease in accounts receivable...........................        26,822                  41,061
           Increase in inventories...................................       (26,112)                (21,794)
           (Increase) decrease in prepaid expenses and other current
           assets....................................................        (1,195)                    369
           Decrease in accounts payable..............................        (1,008)                 (9,454)
           Decrease in accrued liabilities and other.................       (49,316)                (62,120)
                                                                          ---------              ----------
Net cash used in operating activities................................       (47,800)                (49,601)
                                                                          ---------              ----------
Cash flows from investing activities
            Purchase of property, plant and equipment................        (2,047)                   (776)
                                                                          ---------              ----------
Net cash used in investing activities................................        (2,047)                   (776)
                                                                          ---------              ----------
Cash flows from financing activities
           Net proceeds from long-term bank debt.....................        35,167                  42,654
           (Increase) decrease in due from affiliates, net...........        (2,867)                    569
                                                                          ---------              ----------
Net cash provided by financing activities............................        32,300                  43,223
                                                                          ---------              ----------
Net decrease in cash and cash equivalents............................       (17,547)                 (7,154)

Cash and cash equivalents, beginning of period.......................        17,678                   7,199
                                                                          ---------              ----------
Cash and cash equivalents, end of period.............................      $    131              $       45
                                                                          =========              ==========


Cash paid for:
Interest.............................................................     $     134              $      264
                                                                          =========              ==========
Income taxes.........................................................     $      97              $    3,014
                                                                          =========              ==========

            See Notes to Unaudited Consolidated Financial Statements.

                     COTY US INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (Dollars in Thousands)

(1)    Basis of presentation

             The accompanying unaudited consolidated financial statements include the accounts of Coty US Inc. ("Coty US") and its subsidiaries (collectively, the "Company") after elimination of all material intercompany balances and transactions. Coty US is a wholly owned subsidiary of Coty Inc., which is a subsidiary of Joh. A Benckiser
       GmbH. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K. The interim statements are unaudited but include all adjustments, which consist of only normal and recurring accruals, that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not indicative of results for a full year due to the seasonal nature of the Company's business. The Company will change its fiscal year-end from December 31 to June 30, effective for the period ending June 30, 1998.



(2)    Recent Accounting Pronouncements

             During fiscal 1997, the Financial Accounting Standards Board issued the following accounting standards: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), and Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pension and other Postretirement Benefit Plans" (SFAS No. 132). During the quarter ended March 31, 1998, the Company does not have any items that would be reportable as a component of comprehensive income other than its loss from operations, which is reported as a component of stockholder's equity. The Company does not expect any material effect from the adoption of SFAS No. 131 and 132.

(3)    Inventories

            Inventories consisted of the following:

                                             March 31,          December 31,
                                              1998                 1997
                                              ----                 ----
        Raw materials.................      $  37,755            $  29,652
        Work-in-process...............         27,873               17,786
        Finished goods................         43,979               36,057
                                            ---------            ---------
                                            $ 109,607            $  83,495
                                            =========            =========

                     COTY US INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (Dollars in Thousands)

(4)    Parent Only Financial Information

             Coty US's subsidiaries, QHIG and Quintessence, are guarantors of the Company's Senior Subordinated Notes due 2005 (the "Notes"). Substantially all operations, assets and liabilities of the Company are those of Coty US. Summarized unconsolidated financial information of Coty US, exclusive of intercompany balances between Coty US and its subsidiaries, is as follows:

                                               March 31,            December 31,
                                                1998                   1997
                                                ----                   ----
       Balance Sheets:
       Current assets.....................    $ 200,530              $ 215,428
       Non-current assets.................      300,889                304,838
       Current liabilities................      142,057                191,974
       Non-current liabilities............      215,523                179,588


                                                  Three Months Ended March 31,
                                                 1998                  1997
                                                 ----                  ----

       Statements of Operations:
       Net sales..........................    $  62,050              $  54,484
       Gross profit.......................       40,117                 36,594
       Operating loss.....................       (8,722)                (8,720)
       Loss before income taxes...........      (12,105)               (12,118)
       Net loss...........................       (7,118)                (7,123)

ITEM 2:

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                             (Dollars in Thousands)

Results of Operations

         Net sales increased by $7,566, or 13.9%, to $62,050 for the three months ended March 31, 1998 from $54,484 for the three months ended March 31, 1997. The increase is primarily due to strong first quarter results for Calgon bath and body products and The Healing Garden aromatherapy product line. The

Company launched its line of Calgon body mists in first quarter 1997 and The Healing Garden line late in the third quarter of 1997. During the first quarter of 1998, the Company has introduced Calgon body lotions and shower gels to complement its body mist fragrances and continues to expand the distribution of The Healing Garden line to additional mass-market stores. Partly offsetting this increase was lower Mother's Day promotional sales.

         Gross profit was 64.7% and 67.2%, respectively, of net sales for the three months ended March 31, 1998 and 1997. Gross profit percentage for the three months ended March 31, 1998 decreased as a result of a change in product mix. The Healing Garden and Calgon product lines have relatively lower profit margins as compared to the Company's other fragrances. Additionally, more expensive packaging for Mother's Day promotional products contributed to a lower profit margin.

         Selling, general and administrative expenses increased by $3,524, or 8.5%, to $44,825 for the three months ended March 31, 1998 from $41,301 for the three months ended March 31, 1997. As a percentage of net sales, selling, general and administrative expenses decreased to 72.2% for the three months ended March 31, 1998 from 75.8% for the three months ended March 31, 1997 due to higher net sales. The Company spent approximately $25,069 or 40.4% of net sales, for advertising and promotional purposes for the three months ended March 31, 1998 compared to $22,503, or 41.3% of net sales, for the three months ended March 31, 1997.

         Interest expense decreased by $168, or 3.8%, to $4,252 for the three months ended March 31, 1998 from $4,420 for the three months ended March 31, 1997. The decrease was due to lower average borrowings and was partly offset by higher interest rates.

          Other income, net increased by $176 to $790 for the three months ended March 31, 1998 from $614 for the three months ended March 31, 1997. The increase is primarily due to fees from Lancaster Group US LLC, an affiliate, recorded by the Company in return for providing various administrative, manufacturing and distribution services.

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

unsecured credit facility (the "Credit Facility") which provided the Company with (i) a term loan which has been repaid and (ii) a revolving loan facility (the "Revolving Loan Facility") of up to $160,000. Up to $10,000 of the Revolving Loan Facility may be used to issue standby and/or commercial letters of credit. As of March 31, 1998, borrowings under the Revolving Loan Facility amounted to $35,167. There were no outstanding borrowings under the Revolving Loan Facility as of December 31, 1997. Unamortized debt issuance costs related to the Credit Facility amounted to $1,103 and $1,260 at March 31, 1998 and December 31, 1997, respectively.

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

           In April 1995, the Company consummated a public offering for $135,000 of aggregate principal amount 10.25% Notes, maturing on May 1, 2005. The Notes contain certain covenants including provisions that place restrictions (subject to certain exceptions) on the Company (and its subsidiaries) with respect to guarantees, loans and advances, indebtedness, sale of certain assets, mergers and consolidations, issuance and sale of subsidiary stock and certain transactions with affiliates, including capital stock dividend payments.

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


Dated:     May 14, 1998